Form 10-Q
period 2021-09-30
Ever Harvest International Group Inc.
filed 2022-04-28
CIK 1411165

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-56362

EVER HARVEST INTERNATIONAL GROUP INC.

(Exact name of registrant as specified in its charter)

Nevada	30-1282601
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite F, 16/F, Cameron Plaza 23 Cameron Road Tsim Sha Tsui, Hong Kong
(Address of principal executive offices)	(Zip Code)

+852 2732 0018
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of April 26, 2022, was 296,748,183.

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. Our investors hold shares of common stock in Ever Harvest International Group Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiary are significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong” set forth in the Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 24, 2022 (the “Form 10”).

Ever Harvest International Group, Inc. and its Hong Kong subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could value the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which may cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and the soon to be effective Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong” set forth in the Form 10.

We intend to expand our operations into China and other Asia markets as opportunities permit. Upon our expansion into China, we will become directly subject to all PRC laws and all risks described herein relating to the PRC will increase.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong” set forth in the Form 10.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.
•	We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors – Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.” set forth in the Form 10.
•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.” set forth in the Form 10.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors – PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.
•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations , may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Form 10.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors – The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations , may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Form 10.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	Therecent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors – The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10.
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors – Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Form 10.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors – We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Form 10.
•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors – It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

References in this registration statement to the “Company,” “TLGN,” “we,” “us” and “our” refer to Ever Harvest International Group Inc, a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

Ever Harvest International Group Inc. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiary in Hong Kong. We may rely on dividends to be paid by our Hong Kong subsidiary to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to Ever Harvest International Group, Inc. and Ever Harvest International Group, Inc. has not made any transfers, dividends or distributions to our subsidiaries.

Ever Harvest International Group, Inc. is permitted under the Nevada laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong is also permitted under the laws of Hong Kong to provide funding to Ever Harvest International Group, Inc. through dividend distribution without restrictions on the amount of the funds. As of the date of this prospectus, there have been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Bonanza Goldfields Corp. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to Bonanza Goldfields Corp. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this prospectus, we do not have any PRC subsidiaries.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiary to Ever Harvest International Group, Inc. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this prospectus, we do not have any PRC subsidiaries and our Hong Kong subsidiary has not made any transfers or distributions.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risk Factors Relating to Doing Business in Hong Kong.” set forth in the Form 10.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of Amendment No. 4 of the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2022.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)

Current asset:
Cash and cash equivalents	$1,142	$10
Accounts receivable, related party	–	1,296
Amount due from a director	–	121,754

Total current assets	1,142	123,060

TOTAL ASSETS	$1,142	$123,060

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payables	$11,052	$22,797

Total current liabilities	11,052	22,797

TOTAL LIABILITIES	11,052	22,797

Commitments and contingencies	–	–

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, Series C, par value $0.001, 1 share authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	–	–
Preferred Stock, Series E, par value $0.001, 1 share authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	–	–
Preferred Stock, Series F, par value $0.001, 1 share authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	–	–
Common stock, par value $0.001, 740,000,000 shares authorized, 220,859,583 shares issued and outstanding at September 30, 2021 and December 31, 2020	220,859	220,859
Additional paid-in capital	11,597	–
Accumulated other comprehensive loss	(675)	(503)
Accumulated deficit	(241,691)	(120,093)

Stockholders’ (deficit) equity	(9,910)	100,263

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,142	$123,060

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue, net	$23,774	$9,682	$84,907	$51,308

Cost of revenue	(19,283)	(13,095)	(59,548)	(44,664)

Gross profit (loss)	4,491	(3,413)	25,359	6,644

Operating expenses:
General and administrative expenses	(4,160)	(387)	(144,131)	(1,549)
Professional fee	–	–	(3,775)	(2,316)
Total operating expenses	(4,160)	(387)	(147,906)	(3,865)

Other (expense) income
Government subsidies	–	–	–	3,480
Sundry income	–	–	954	77
Interest expense	(5)	–	(5)	–
Total other (loss) income	(5)	–	949	3,557

INCOME (LOSS) BEFORE INCOME TAXES	326	(3,800)	(121,598)	6,336

Income tax expense	–	–	–	–

NET INCOME (LOSS)	326	(3,800)	(121,598)	6,336

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) income	(60)	(7)	(172)	497

COMPREHENSIVE INCOME (LOSS)	$266	$(3,807)	$(121,770)	$6,833

Net income (loss) per share – Basic and Diluted	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average common shares outstanding
– Basic	220,859,583	50,000,000	220,859,583	50,000,000
– Diluted	220,859,583	50,000,000	220,859,583	50,000,000

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(121,598)	$6,336

Change in operating assets and liabilities:
Accounts receivable, related party	–	(1,297)
Accrued liabilities and other payables	(11,745)	(4,997)
Net cash (used in) provided by operating activities	(133,343)	42

Cash flows from financing activities:
Advance from a director	134,647	32
Net cash provided by financing activities	134,647	32

Foreign currency translation adjustment	(172)	(94)

Net change in cash and cash equivalents	1,132	(20)

BEGINNING OF PERIOD	10	237

END OF PERIOD	$1,142	$217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$5	$–

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ (deficit)
	No. of shares	Amount	capital	loss	losses	equity

Balance as of January 1, 2020 (restated)	50,000,000	$50,000	$–	$(960)	$51,954	$100,994

Foreign currency translation adjustment	–	–	–	472	–	472
Net income for the period	–	–	–	–	4,722	4,722

Balance as of March 31, 2020	50,000,000	$50,000	$–	$(488)	$56,676	$106,188

Foreign currency translation adjustment	–	–	–	32	–	32
Net income for the period	–	–	–	–	5,414	5,414

Balance as of June 30, 2020	50,000,000	$50,000	$–	$(456)	$62,090	$111,634

Foreign currency translation adjustment	–	–	–	(7)	-	(7)
Net loss for the period	–	–	–	-	(3,800)	(3,800)

Balance as of September 30, 2020	50,000,000	50,000	–	(463)	58,290	107,827

Balance as of January 1, 2021 (restated)	220,859,583	$220,859	$–	$(503)	$(120,093)	$100,263

Foreign currency translation adjustment	–	–	–	(400)	–	(400)
Net income for the period	–	–	–	–	5,631	5,631

Balance as of March 31, 2021	220,859,583	$220,859	$–	$(903)	$(114,462)	$105,494

Foreign currency translation adjustment	–	–	–	288	–	288
Net loss for the period	–	–	–	–	(127,555)	(127,555)
Capital injection	–	–	11,597	–	–	11,597

Balance as of June 30, 2021	220,859,583	$220,859	$11,597	$(615)	$(242,017)	$(10,176)

Foreign currency translation adjustment	–	–	–	(60)	–	(60)
Net loss for the period	–	–	–	–	326	326

Balance as of September 30, 2021	220,859,583	$220,859	$11,597	$(675)	$(241,691)	$(9,910)

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10/A.

NOTE－2 ORGANIZATION AND BUSINESS BACKGROUND

Ever Harvest International Group Inc. (the “Company”) was incorporated in the State of Nevada on September 6, 2002 under the name Chieflive, Inc. On July 26, 2007, the Company changed its name to Naturally Iowa, Inc. and on September 22, 2010, the Company changed its name to Totally Green, Inc. (“TLGN”). Further, on October 14, 2021, the Company its current name. Currently, the Company through its subsidiaries, principally provides and designs the education kids with Ai-technology aids.

On August 30, 2021, the Company consummated the Share Exchange Transaction among Ever Harvest Capital Group Limited (“EHCG”) and its shareholders. The Company acquired all of the issued and outstanding shares of EHCG from EHCG’s shareholders, in exchange for 50,000,000 shares of the issued and outstanding common stock. The acquisition of EHCG consummated on October 28, 2021. Upon completion of the Share Exchange Transaction, EHCG became a 100% owned subsidiary of the Company.

Prior to the acquisition, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, EHCG will comprise the ongoing operations of the combined entity, EHCG is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of EHCG, and the Company’s assets, liabilities and results of operations will be consolidated with EHCG beginning on the acquisition date. EHCG was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (EHCG). Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s condensed consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Ever Harvest Capital Group Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

K I.T. Network Limited	Hong Kong	Provision of information technology services for the education industry	101,364 ordinary shares for HK$2,100,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of TLGN and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Revenue is earned from the rendering of IT programming services to the customers. The Company recognizes services revenue over the period in which such services are performed under fixed price contracts.

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

●	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2021 and 2020.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity (deficit).

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end HKD:US$ exchange rate	0.1284	0.1290
Average HKD:US$ exchange rate	0.1287	0.1289

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity (deficit), consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the condensed consolidated financial statements. For the three and nine months ended September 30, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

●	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

●	Recent accounting pronouncements

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－4 GOING CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements as of September 30, 2021 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered from a working capital deficit of $9,910 and incurred a continuous loss of $241,691 at September 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital and the continued financial support from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5 STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

As of September 30, 2021 and December 31, 2020, the Company’s authorized shares were 10,000,000 shares of preferred stock, with a par value of $0.001.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

The Company has designated 1 share of its preferred stock as Series E Preferred Stock.

The Company has designated 1 share of its preferred stock as Series F Preferred Stock.

As of September 30, 2021 and December 31, 2020, the Company had 0 and 0 share of Series C Preferred Stock issued and outstanding, respectively.

As of September 30, 2021 and December 31, 2020, the Company had 0 and 0 share of Series E Preferred Stock issued and outstanding, respectively.

As of September 30, 2021 and December 31, 2020, the Company had 0 and 0 share of Series F Preferred Stock issued and outstanding, respectively.

Common stock

The Company had 170,859,583 shares of common stock, prior to reverse merger with Ever Harvest Capital Group Limited (“EHCG”) Subsequently, on October 28, 2021, the Company consummated the Share Exchange Transaction among EHCG and its shareholders. The Company acquired all of the issued and outstanding shares of EHCG from EHCG’s shareholders, in exchange for 50,000,000 shares of the issued and outstanding common stock. Upon completion of the Share Exchange Transaction, EHCG became a 100% owned subsidiary of the Company and the Company had 220,859,583 shares of common stock issued and outstanding.

As of September 30, 2021 and December 31, 2020, the Company’s authorized shares were 740,000,000 shares of common stock, with a par value of $0.001.

As of September 30, 2021 and December 31, 2020, the Company had 220,859,583 and 50,000,000 shares of common stock issued and outstanding, respectively.

NOTE－6 INCOME TAX

The provision for income taxes consisted of the following:

Nine months ended September 30,
	2021	2020

Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

TLGN is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the nine months ended September 30, 2021 and 2020, there were no operating incomes.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

(Loss) income before income taxes	$(121,598)	$6,336
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(20,064)	1,045
Tax effect of non-taxable items	–	(574)
Net operating loss carryforwards	–	(471)
Net operating loss for valuation allowance	20,064	–
Income tax expense	$–	$–

As of September 30, 2021, the operations in incurred $273,933 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $45,199 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
		(Audited)
Deferred tax assets:
Net operating loss carryforwards – Hong Kong tax regime (overseas)	$45,199	$25,135
Less: valuation allowance	(45,199)	(25,135)
Deferred tax assets, net	$–	$–

NOTE－7 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020, the Company earned revenues of $84,907 and $51,308 from a related company, which is controlled by a common director, who was the former director of the Company’s subsidiary.

During the three months ended September 30, 2021 and 2020, the Company earned revenues of $23,774 and $9,682 from a related company, which is controlled by a common director, who was the former director of the Company’s subsidiary.

During the three and nine months ended September 30, 2021 and 2020, the Company was provided with a free office premises for operating use, by the former director of the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－8 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended September 30, 2021 and 2020, there is a customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $23,774 and $9,682, with $0 and $1,297 accounts receivable at September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021 and 2020, there is a customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $84,907 and $51,308, with $0 and $1,297 accounts receivable at September 30, 2021 and 2020, respectively.

All of the Company’s customers are located in Hong Kong.

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE－9 COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

NOTE－10 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had the following subsequent events:

On October 14, 2021, the Company changed its name to Ever Harvest International Group Inc.

In January 2022, the Company issued 75,888,600 shares of its common stock to certain officers and consultants for their services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Ever Harvest International Group Inc. (f/k/a Totally Green Inc.) is a holding company that, through its subsidiaries, is engaged primarily in the development and sale of STEAM education products and services aimed at serving the primary and secondary school markets. Our Edtech business is operated through our wholly owned subsidiary K I.T. Network Limited, a Hong Kong private limited company (“KIT”). KIT commenced operations in Hong Kong in August 9, 2016 and sells its products and services primarily in Hong Kong. KIT is not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors. KIT was organized as a private limited liability company on November 8, 2010, in Hong Kong and is a wholly owned subsidiary of Ever Harvest Capital Group Limited (“EHCG”). Our corporate organization chart is below.

We are at a development stage company and reported a net loss of $121,598 and a net income of $6,336 for the nine months ended September 30, 2021 and 2020, respectively. We had current assets of $1,142 and current liabilities of $11,052 as of September 30, 2021. As of December 31, 2020, our current assets and current liabilities were $123,060 and $22,797, respectively.

We have prepared our condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020, assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

Results of Operations.

Comparison of the three months ended September 30, 2021 and September 30, 2020

The following table sets forth certain operational data for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three months ended September 30,
	2021	2020

Revenue	$23,774	$9,682
Cost of revenue	(19,283)	(13,095)
Gross profit (loss)	4,491	(3,413)
General and administrative expenses	(4,160)	(387)
Income (loss) from operation	331	(3,800)
Total other expenses	(5)	–
Income tax expense	–	–
NET INCOME (LOSS)	$326	$(3,800)

Revenue

During the three months ended September 30, 2021, and 2020, the following customers accounted for 10% or more of our total net revenues

	Three months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$23,774	100%	$–

	Three months ended September 30, 2020		September 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$9,682	100%	$–

All customers are located in Hong Kong.

Cost of Revenue.

Cost of Revenue for the three months ended September 30, 2021 and 2020 was $19,283 and $13,095, respectively. The increase in cost of revenue is primarily attributable to the increase in salaries.

Gross Profit (Loss).

We achieved a gross profit of $4,491 and gross loss of $3,413 for the three months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses (“G&A”).

We incurred G&A expenses of $4,160 and $387 for the three months ended September 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the accounting fee.

Other Expenses, net.

We have incurred other expenses of $5 and $0 for the three months ended September 30, 2021 and 2020, respectively.

Income Tax Expense.

Our income tax expenses for the three months ended September 30, 2021 and 2020 were $0.

Net Loss.

As a result of the above factors, the Company incurred a net income of $326 and a net loss of $3,800 for the three months ended September 30, 2021 and 2020, respectively.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

The following table sets forth certain operational data for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Nine months ended September 30,
	2021	2020

Revenue	$84,907	$51,308
Cost of revenue	(59,548)	(44,664)
Gross profit	25,359	6,644
General and administrative expenses	(147,906)	(3,865)
(Loss) income from operation	(122,547)	2,779
Total other income	949	3,557
Income tax expense	–	–
NET (LOSS) INCOME	$(121,598)	$6,336

Revenue.

During the nine months ended September 30, 2021, and 2020, the following customers accounted for 10% or more of our total net revenues

	Nine months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$84,907	100%	$–

	Nine months ended September 30, 2020		September 30, 2020
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$51,308	100%	$–

All customers are located in Hong Kong.

Cost of Revenue.

Cost of Revenue for the nine months ended September 30, 2021 and 2020 was $59,548 and $44,664, respectively. The increase in cost of revenue is primarily attributable to the increase in salaries.

Gross Profit.

We achieved a gross profit of $25,359 and $6,644 for the nine months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses (“G&A”).

We incurred G&A expenses of $147,906 and $3,865 for the nine months ended September 30, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the payroll expenses.

Other Income, net.

We have generated other income of $949 and $3,557 for the nine months ended September 30, 2021 and 2020, respectively.

Income Tax Expense.

Our income tax expenses for the nine months ended September 30, 2021 and 2020 were $0.

Net Loss.

As a result of the above factors, the Company incurred a net loss of $121,598 and a net income of $6,336 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

We expect to incur significantly greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(133,343)	$42
Net cash provided by investing activities	–	–
Net cash provided by financing activities	134,647	32

Net Cash (Used In) Provided by Operating Activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $133,343, which consisted primarily of a net loss of $121,598, offset by a decrease in accrued liabilities and other payables of $11,745.

For the nine months ended September 30, 2020, net cash provided by operating activities was $42, which consisted primarily of a net income of $6,336, an increase in accounts receivable of $1,297 and offset by a decrease in accrued liabilities and other payables of $4,997.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the nine months ended September 30, 2021 and 2020, no net cash were provided by investing activities.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $134,647 consisting of advances from a director.

For the nine months ended September 30, 2020, net cash provided by financing activities was $32 consisting of advances from a director.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

As of September 30, 2021, we did not have contractual obligations and commercial commitments.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be slightly higher than 2021. As of September 30, 2021, we had an accumulated deficit of $241,691. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 -18 months.

Going Concern

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Basis of preparation

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Income Taxes

We account for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

•	Because of the company’s limited resources, there are limited controls over information processing.

•	There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of two persons, resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

•	The Company does not have a sitting audit committee financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities*
10.1	Share Exchange Agreement, dated August 30, 2021, by and among Ever Harvest Capital Group Limited, Yang Huichun, Lee Wai Hong Alex and Ever Harvest International Group Inc. (1)
21	Subsidiaries (1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on October 29, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVER HARVEST INTERNATIONAL GROUP INC.

April 28, 2022	By:	/s/ Chi Tong AU
Chi Tong AU
Chief Executive Officer

