Form 10-K
period 2021-12-31
Ever Harvest International Group Inc.
filed 2022-04-28
CIK 1411165

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56362

EVER HARVEST International group inc.

(Exact name of registrant as specified in its charter)

NEVADA	30-1282601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite F, 16/F, Cameron Plaza 23 Cameron Road Tsim Sha Tsui, Hong Kong
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: + 852 2732 0018

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 26, 2022
Common Stock, $.001 par value per share	296,748,183 shares

The aggregate market value of the 82,148,183 shares of Common Stock of the registrant held by non-affiliates computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on June 30, 2021, is $427,170.55

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.

ii

•	We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors – Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.” set forth in the Form 10.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors – PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.

•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations , may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Form 10.

iii

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors – The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations , may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Form 10.

•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors – The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors – Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Form 10.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors – We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Form 10.

iv

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors – It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

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

Ever Harvest International Group, Inc. is permitted under the Nevada laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong is also permitted under the laws of Hong Kong to provide funding to Ever Harvest International Group, Inc. through dividend distribution without restrictions on the amount of the funds. As of the date of this prospectus, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

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

v

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

vi

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 3 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 14, 2022.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

vii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

We are not a Chinese operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Further, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

Additionally, we are subject to certain legal and operational risks associated with our business operations in Hong Kong, which is subject to political and economic influence from China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business. Therefore, these risks associated with being based in or having the majority of our operations in Hong Kong could would likely cause the value of our securities to significantly decline or be worthless. Furthermore, these risks would likely result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiary are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our products and services are offered not directly to individual users but through our institutional customers; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million. Currently, these statements and regulatory actions have had no impact on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks facing the Company associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong” in the Form 10..

We reported a net loss of $184,466 and $512 for the years ended December 31, 2021 and 2020, respectively. We had current assets of $7,504 and current liabilities of $81,473 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $123,060 and $22,797, respectively. We have prepared our financial statements for the years ended December 31, 2021 and 2020 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

We believe that we will require approximately $1 million in the next twelve months to sustain our operations and an additional $2 million for the subsequent twelve month period to sustain our operations and implement our business plan.

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

History

We were incorporated under the laws of the State of Nevada on September 6, 2002, under the name Chieflive, Inc. The name was changed to Naturally Iowa, Inc. on July 26, 2007, to Totally Green, Inc. on September 22, 2010, and to its current name, Ever Harvest International Group Inc. on October 14, 2021.

The Company posted periodic reports on the OTCMarkets website under the alternative reporting standard from September 2007 to August 2015 with the 6/30/2015 Quarterly Report being the last report. Thereafter, the Company ceased reporting and went “dark.” The Company failed to file its Annual list due in September 2019 with the Nevada Secretary of State. This resulted in the revocation of the Company’s corporate charter.

In December, 2020, Barbara McIntyre Bauman in her capacity as a stockholder of the Company applied for custodianship of the Company with the District Court sitting in Clark County, Nevada (the “Court”) to revive the Company. Ms. Bauman was ultimately appointed by the Court to serve as custodian of the Company on February 16, 2021. A copy of the court records relating to the application of custodianship of the Company are attached as Exhibit 99.1 to the Form 10.

In connection with serving as the custodian, Ms. Bauman was appointed to serve as the sole executive officer and director of the Company effective February 16, 2021. As custodian, Ms. Bauman returned the Company to Good Standing Status with the Nevada Secretary of State and caused the Company to re-commence posting periodic reports on the OTCMarkets website under the alternative reporting standard. On 5/5/2021, the Company issued to Ms. Bauman 150,000,000 shares of common stock for repayment of related party debt totaling $5,038. The debt was incurred in connection with reviving and maintaining the Company. On April 15, 2021, Ms. Bauman’s motion to terminate custodianship of the Company was granted by the Court. A copy of the court records relating to the termination of custodianship is attached as Exhibit 99.1 to the Form 10.

On May 18, 2021, Ms. Bauman sold 150,000,000 shares of the Company’s common stock to CHEN Xiaofeng for aggregate consideration of Three Hundred Forty Thousand ($340,000). In connection with the sale of Ms. Bauman’s securities, Ms. Bauman resigned from all of her positions with the Company and appointed Chi Tong AU to serve as Chief Executive Officer, Secretary and Director and Parkson Tak Yin YIP as Chief Financial Officer of the Company. It is our understanding that the purchaser is not a U.S. Person within the meaning of Regulations S. Accordingly, the shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

On October 14, 2021, we changed our name to Ever Harvest International Group Inc. Our securities are currently quoted on other Expert Market.

Acquisition of K.I. T. Network Limited, Our Edtech Business

On August 30, 2021, we entered into an agreement to acquire all of the issued and outstanding shares of Ever Harvest Capital Group Limited, a British Virgin Islands limited liability company (“EHCG”), from YANG Huichun and LEE Wai Hong Alex, EHCG’s sole shareholders, in exchange for 50,000,000 shares of our issued and outstanding common stock. The acquisition of EHCG consummated on October 28, 2021. In connection with the EHCG’s acquisition, Ms. YANG was appointed to serve as our director. In The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of EHCG. EHCG is a holding company that operates an Edtech company through its wholly owned Hong Kong subsidiary, K.I.T. Network Limited, or KIT.

Prior to the acquisition, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, EHCG will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, EHCG is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of EHCG at acquisition date. EHCG was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (EHCG). Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

In order to have further expand in China, we intend to make additional acquisitions in the same industry, and if opportunities arise, in other industries, in the future. Accordingly, we do not expect to engage in a name change in the near future.

Market Overview

Our Business

We are a holding company that, through our subsidiaries, is engaged primarily in the development and sale of STEAM education products and services aimed at serving the primary and secondary school markets. These products are considered optional and supplemental to the core and compulsory academic education in Hong Kong. We do not offer teaching or tutoring services, whether for core or extracurricular subject matters, and we do not operate schools, education or training centers and the like. Rather, we focus solely on the sale of books and educational materials designed to support educators. As such, we are not subject to the Guidelines for Further Easing the Burden of Excessive Homework and Off-campus Tutoring for Students at the Stage of Compulsory Education that was released on July 24, 2021, by the General Office of the Communist Party of China Central Committee and the General Office of the State Council.

Our products and services are provided through an online platform that is accessed through a tablet application. Our online education platform uses curriculum developed through the support of Chinese history teachers and professors of famous universities in Hong Kong and China and are marketed as teaching aides for the classroom teacher. Our online education platform features embedded Augmented Reality, 360 degree video, animation and interactive content. Our online education platform has already been adopted by over 40% of Hong Kong secondary schools. In the next 12-18 months, we hope to develop new versions of existing products, as well as launching new products covering additional subject matter to target the Asia and China markets.

Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, capital leases and short-term and long-term debts. We expect to finance future acquisitions through a combination of the foregoing. While we believe that existing shareholders and our officers and directors will continue to provide the additional cash to make acquisitions and to meet our obligations as they become due or that we will obtain external financing, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months. We believe that we will need approximately an additional $2 million for the subsequent 12 month period to support our operations and implement our business plan.

Research and Development

We internally design and develop applications and software, with the programming and coding functions performed by third party contractors. We expect to continue to design, develop and offer innovative STEAM education products and programs, with third parties engaged to program and code.

We have developed the first augmented reality (AR) education platform in Hong Kong. The first product of our AR platform was Chinese history AR and offered through iPad apps. Our app has been purchased by approximately 50% of Hong Kong’s secondary schools.

In 2016, we built a Robotic study platform. Through our Robotic study platform, students can learn how to build a robot from scratch. We have been operating this platform with primary and secondary schools for 4 years and over hundreds of schools have chosen to use our Robotic study platform to teach their students how to build robots.

Sales and Marketing.

Schools in Hong Kong receive education grants from the government to develop STEAM education programs. We believe these grants enable schools to consider using our products to facilitate teaching STEAM. We market our products and services to elementary and secondary schools through events, and through the personal relationships of our management team. We consider our products to be teaching aides to assist classroom teachers in teaching STEAM materials.

In the near future, we intend to establish strategic partnerships and may consider franchising opportunities in connection with our expansion into the Asia markets.

Major Customers.

Over 50% of Hong Kong Primary and Secondary schools are our paid customers.

All of our major customers are located in Hong Kong. During the years ended December 31, 2021 and 2020, the following customers accounted for 10% or more of our total net revenues:

	Years ended December 31, 2021			December 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable

IOT Solution Limited (related party)	$488,663	100%	Total:	$–

	Years ended December 31, 2020			December 31, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable

IOT Solution Limited (related party)	$65,113	100%	Total:	$1,296

Wai Kin Leung, a former director of KIT is the director of IOT Solution Limited. Mr. Leung resigned from the board of directors of KIT in June 2021.

We are not a party to any long-term agreements with our customers

Major Suppliers/Vendors

Our major vendors are located in Hong Kong. During the years ended December 31, 2021, the following vendor accounted for 10% or more of our total net cost of revenues:

	Years ended December 31, 2021			December 31, 2021
Vendor	Cost of revenues	Percentage of cost of revenues		Accounts payable

AppClass (HK) Limited (related party)	$256,238	56%	Total:	$–

AppClass (HK) Limited is controlled by LEUNG Wai King, a former director of the Company’s subsidiary.

There were no major vendors for the years ended December 31, 2020.

Seasonality.

Although education in Hong Kong, and around the world, is a seasonal business, our products can be selling throughout the whole year. During the academic months, schools buy our services for classroom study and activities. During summer holiday, schools facilitate summer exchange programs and class program planning for the coming academic year, continue to provide us with business opportunities.

Insurance

We maintain certain insurance in accordance with customary industry practices in Hong Kong. Under Hong Kong law it is a requirement that all employers in the city must purchase Employee's Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. We maintain Employee’s Compensation Insurance, vehicle insurance and third party risks insurance for the business purposes.

CORPORATE INFORMATION

Our principal executive and registered offices are located at Suite F, 16/F, Cameron Plaza, 23 Cameron Road, Tsim Sha Tsui, Hong Kong, telephone number +852 2732 0018.

INTELLECTUAL PROPERTY AND PATENTS

We have developed our software library for project and product development, and we also have our own learning materials IPs.

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

In addition, the laws of Hong Kong and the PRC may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in Hong Kong and China where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings..

 We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

We operate in a highly competitive and fragmented industry that is sensitive to price and service. We do not see a major direct competitor who operates in exactly the same market coverage, but we do have individual competitors in different product and services area.

In the robotic market, the global toy developer LEGO provides their robotic building bricks with a higher costs. Our locally developed robot kit provides a more cost effective and localized support for the students, with more flexibilities and less limitation in the programming interfaces.

In the AR platform market, the Hong Kong Educational Publishing Company Ltd (“HKEP”) is selling their platform at as low as 10% of our prices, but our market shares still double from HKEP.

We may in the future compete against major regional STEAM development companies, if they elect to expand our market into the Asia countries. Some of our current and prospective competitors have greater financial resources, broader product and service offerings, longer operating histories, larger customer base and greater brand recognition, or they are controlled or subsidized by foreign governments, which enable them to raise capital and enter into strategic relationships more easily. We believe that we compete on the basis of a number of factors, including market experiences, business model, operational capabilities, pricing and service quality.

We are currently operating with 5 staff, including corporate officers.

We have the following full time employees located in Hong Kong as set forth below:

Executive officers	2
Operations	3
Total	5

We are required to contribute to the MPF for all eligible employees in Hong Kong between the ages of eighteen and sixty five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2021 and 2020, the MPF contributions by us were $2,888 and $1,934, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

GOVERNMENT AND INDUSTRY REGULATIONS

Our business is located in Hong Kong and is subject to the laws and regulations of Hong Kong governing businesses concerning, in particular labor, occupational safety and health, contracts, tort and intellectual property. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients is preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

If PRC authorities reinterpret PRC laws to apply to Hong Kong companies, we may become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire any other PRC companies, establish VIEs in the PRC, or make dividend payments from any future WFOEs to us.

Hong Kong.

Currently, STEAM education is not included in the regular academic educational programs in Hong Kong. There are no specific regulations in Hong Kong purporting to regulate non-academic educational programs, such as STEAM. Although funding support for extra-curriculum programs has been provided to schools, schools are not required to spend on any of the STEAM programs. While the current market remains unregulated, Hong Kong may in the future regulate the Edtech market. Such additional regulations may affect our business plans, operations and results of operations in the form of increased compliance costs, market limitations, foreign ownership limitations or any other limitations as may be imposed by the government.

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination. In addition, every employer must take out employees’ compensation insurance to protect the claims made by employees in respect of accidents occurred during the course of their employment.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are $911 and $3,851 respectively.

China

China has recently imposed new stringent regulations affecting the private education industry. The new rules include requiring tutoring and education services firms to convert to nonprofit status, banning core-curriculum tutoring—aimed at passing exams—during weekends and vacations, and forbidding foreign curricula or hiring foreigners outside of China to teach remotely. These new regulations mainly affected tutoring institutions operating outside of the academic educational system.

STEAM developers like us are considered an educational tools provider, whereby we provide STEAM education tools to schools that are operating within the academic education system. We do not operate our own non-academic educational institutes. Accordingly, we do not expect China’s new laws regarding the private education industry to materially affect our industry.

China may at any time and with little advance notice elect to impose such regulations on Hong Kong and businesses located in Hong Kong in the future. Depending upon the political climate, we may also become subject to the laws and regulations of China governing private education and businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to TLGN.

PRC Regulations on Tax

Enterprise Income Tax

The Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”) was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The Enterprise Income Tax Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Our Hong Kong subsidiary currently does not comply with PRC laws and regulations, but complies with Hong Kong laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Our Hong Kong subsidiary has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. We may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. Our Hong Kong subsidiary has not deposited the social insurance fees as required by relevant regulations.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Our subsidiaries have not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. They also have not deposited employees’ housing funds. Our subsidiaries may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if they become subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than 10,000 yuan nor more than 50,000 yuan. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

We cannot assure that our PRC beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

•	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

•	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

•	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

•	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

Our PRC subsidiaries' distributions to their offshore parents are required to comply with the requirements as described above.

PRC Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

PRC Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

REPORTS TO SECURITY HOLDERS

We file current and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. Information that the Company previously publicly disclosed was made through the OTC Disclosure and News Service and are available on the OTC Markets Group’s website at www.otcmarkets.com. With respect to disclosures filed or furnished to the Commission, you may obtain copies of our prior and future reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (www. everharvestgroup.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Near-Term Requirements For Additional Capital

We believe that we will require approximately $1 million in the next twelve months to sustain our operations and an additional $2 million for the subsequent twelve month period to sustain our operations and implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions and private placements of our securities.

ITEM 1A. Risk Factors.

We include the following risk factor which is in addition to those included in the Form 10.

Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

We are a holding company incorporated in Nevada with our operating subsidiary located in Hong Kong. Accordingly most of our cash is maintained in Hong Kong Dollars. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiary will be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and PRC Regulation of Dividend Distribution.”

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our corporate and executive office is located at Suite F, 16/F, Cameron Plaza, 23 Cameron Road, Tsim Sha Tsui, Hong Kong, telephone number +852 2732 0018. This space is provided free of charge from a shareholder of the Company. We believe that our existing facilities are adequate to meet our current requirements.

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “TLGN”. As of April 26, 2022, the last closing price of our securities was $0.03.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
Fourth Quarter	$0.1700	$0.0001
Third Quarter	$0.1800	$0.0820
Second Quarter	$0.4500	$0.0700
First Quarter	$0.3700	$0.0240
Fiscal year ended December 31, 2020:
Fourth Quarter	$0.0580	$0.0041
Third Quarter	$0.0050	$0.0036
Second Quarter	$0.0050	$0.0035
First Quarter	$0.0075	$0.0035

(b)  Approximate Number of Holders of Common Stock

As of April 26, 2022, there were approximately 116 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  [RESERVED].

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2021, and 2020. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We, through our subsidiaries are currently engaged in the rendering of marketing and strategic advisory services and also offer financing and business development solutions as well as related professional services such as assisting clients in meeting regulatory and best practices requirements. With the recent boom of the Non-Fungible Tokens (NFTs) sector, we expect to assist technology companies in meeting regulatory and legal requirements while setting up and offering NFT and hybrid NFT products and services in Hong Kong.

We are at a development stage company and reported a net loss of $184,466 and $512 for the years ended December 31, 2021and 2020, respectively. We had current assets of $7,504 and current liabilities of $81,473 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $123,060 and $22,797, respectively. Our financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

We believe that we will require approximately $1 million in the next twelve months to sustain our operations and an additional $2 million for the subsequent twelve month period to sustain our operations and implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions and private placements of our securities.

Results of Operations.

Comparison of the nine months ended December 31, 2021 and December 31, 2020

The following table sets forth certain operational data for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year ended December 31,
	2021	2020

Revenue	$488,663	$65,113
Cost of revenue	(456,893)	(64,011)
Gross profit	31,770	1,102
General and administrative expenses	(216,236)	(5,173)
Loss from operation	(184,466)	(4,071)
Total other income	–	3,559
Income tax expense	–	–
NET LOSS	$(184,466)	$(512)

Revenue.

During the years ended December 31, 2021, and 2020, the following customers accounted for 10% or more of our total net revenues

	Year ended December 31, 2021			December 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable

IOT Solution Limited (related party)	$488,663	100%	Total:	$–

	Year ended December 31, 2020			December 31, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable

IOT Solution Limited (related party)	$65,113	100%	Total:	$1,296

IOT Solution Limited is controlled by LEUNG Wai King, a former director of the Company’s subsidiary.

All customers are located in Hong Kong.

Cost of Revenue.

Cost of Revenue for the years ended December 31, 2021 and 2020 was $456,893 and $64,011, respectively. The increase in cost of revenue is primarily attributable to the increase in sales volume.

During the year ended December 31, 2021, the following vendor accounted for 10% or more of our total net cost of revenues

	Year ended December 31, 2021			December 31, 2021
Customer	Cost of revenues	Percentage of cost of revenues		Accounts payable

AppClass (HK) Limited (related party)	$256,238	56%	Total:	$–

APPClass (HK) Limited is controlled by LEUNG Wai King, a former director of the Company’s subsidiary.

During the year ended December 31, 2020, there were no major vendors.

Gross Profit.

We achieved a gross profit of $31,770 and $1,102 for the years ended December 31, 2021 and 2020, respectively.

General and Administrative Expenses (“G&A”).

We incurred G&A expenses of $216,236 and $5,173 for the years ended December 31, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the payroll expenses.

Other Income, net.

We have generated other income of $0 and $3,559 for the years ended December 31, 2021 and 2020, respectively.

Income Tax Expense.

 Our income tax expenses for the years ended December 31, 2021 and 2020 were $0.

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

	Years Ended December 31,
	2021	2020
Net cash used operating activities	$(125,790)	$(167)
Net cash provided by investing activities	–	–
Net cash provided by (used in) financing activities	134,647	(517)

Net Cash Used In Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $125,790, which consisted primarily of a net loss of $184,466, offset by an increase in accrued liabilities and other payables of $58,676.

For the year ended December 31, 2020, net cash used in operating activities was $167, which consisted primarily of a net loss of $512, an increase in accounts receivable of $1,296 and offset by an increase in accrued liabilities and other payables of $1,641.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the years ended December 31, 2021 and 2020, no net cash were provided by investing activities.

Net Cash Provided by (Used In) Financing Activities.

For the year ended December 31, 2021, net cash provided by financing activities was $134,647 consisting of advances from a director of $133,351 and advance from a related company of $1,296.

For the year ended December 31, 2020, net cash used in financing activities was $517 consisting of advances to a director.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of TLGN and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

•	Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which the operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the consolidated financial statements.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

•	Related parties

The Company follows the ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows the ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

•	Fair value of financial instruments

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

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   Financial Statements and Supplementary Data.

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ever Harvest International Group Inc. and its subsidiaries (the ‘Company’) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, as of December 31, 2021, the Company has suffered from an accumulated deficit of $304,559. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ J&S Associate

Certified Public Accountants

PCAOB Number: 6743

We have served as the Company’s auditor since 2021.

Kuala Lumpur, Malaysia

April [29], 2022

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2021	2020
ASSETS
Current asset:
Cash and cash equivalents	$7,504	$10
Accounts receivable, related party	–	1,296
Amount due from a director	–	121,754

Total current assets	7,504	123,060

TOTAL ASSETS	$7,504	$123,060

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payables	$81,473	$22,797

Total current liabilities	81,473	22,797

TOTAL LIABILITIES	81,473	22,797

Commitments and contingencies	–	–

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, Series C, par value $0.001, 1 share authorized, no shares issued and outstanding at December 31, 2021 and 2020	–	–
Preferred Stock, Series E, par value $0.001, 1 share authorized, no shares issued and outstanding at December 31, 2021 and 2020	–	–
Preferred Stock, Series F, par value $0.001, 1 share authorized, no shares issued and outstanding at December 31, 2021 and 2020	–	–
Common stock, par value $0.001, 740,000,000 shares authorized, 220,859,583 and 220,859,583 shares issued and outstanding at December 31, 2021 and 2020, respectively	220,859	220,859
Additional paid-in capital	11,597	300
Accumulated other comprehensive loss	(1,866)	(503)
Accumulated deficit	(304,559)	(120,393)

Stockholders’ (deficit) equity	(73,969)	100,263

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$7,504	$123,060

See accompanying notes to consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Revenue, net	$488,663	$65,113

Cost of revenue	(456,893)	(64,011)

Gross profit	31,770	1,102

Operating expenses:
General and administrative expenses	(138,010)	(2,852)
Professional fee	(78,226)	(2,321)
Total operating expenses	(216,236)	(5,173)

Other income:
Government subsidies	–	3,481
Sundry income	–	78
Total other income	–	3,559

LOSS BEFORE INCOME TAXES	(184,466)	(512)

Income tax expense	–	–

NET LOSS	(184,466)	(512)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(1,363)	457

COMPREHENSIVE LOSS	$(185,829)	$(55)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
–Basic	220,859,583	220,859,583
–Diluted	220,859,583	220,859,583

See accompanying notes to consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(184,466)	$(512)

Change in operating assets and liabilities:
Accounts receivable, related party	–	(1,296)
Accrued liabilities and other payables	58,676	1,641
Net cash used in operating activities	(125,790)	(167)

Cash flows from financing activities:
Advance from a related company	1,296	–
Advance from (to) a director	133,351	(517)
Net cash provided by (used in) financing activities	134,647	(517)

Foreign currency translation adjustment	(1,363)	457

Net change in cash and cash equivalents	7,494	(227)

BEGINNING OF YEAR	10	237

END OF YEAR	$7,504	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Total stockholders’ equity
	No. of shares	Amount	capital	loss	losses)	(deficit)
Balance as of January 1, 2020 (restated)	50,000,000	$50,000	$–	$(960)	$51,954	$100,994
Shares issued for acquisition of legal acquirer	170,859,583	170,859	16,935,857	–	(17,107,392)	(676)
Recapitalization of legal acquirer	–	–	(16,935,857)	–	16,935,857	–
Foreign currency translation adjustment	–	–	–	457	–	457
Net loss for the year	–	–	–	–	(512)	(512)
Balance as of December 31, 2020	220,859,583	$220,859	$–	$(503)	$(120,093)	$100,263

Balance as of January 1, 2021	220,859,583	$220,859	–	(503)	(120,093)	100,263
Foreign currency translation adjustment	–	–	–	(1,363)	–	(1,363)
Capital injection	–	–	11,597	–	–	11,597
Net loss for the year	–	–	–	–	(184,466)	(184,466)
Balance as of December 31, 2021	220,859,583	$220,859	$11,597	$(1,866)	$(304,559)	$(73,969)

See accompanying notes to consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Prior to the acquisition, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, EHCG will comprise the ongoing operations of the combined entity, EHCG is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of EHCG, and the Company’s assets, liabilities and results of operations will be consolidated with EHCG beginning on the acquisition date. EHCG was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (EHCG). Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

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

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the accounts of TLGN and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Revenue is earned from the rendering of IT project services to the customers. The Company recognizes services revenue over the period in which such services are performed under fixed price contracts.

●	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold, which are directly attributable to the sales of products.

●	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2021 and 2020.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the year ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Year-end HKD:US$ exchange rate	0.1282	0.1290
Annualized average HKD:US$ exchange rate	0.1284	0.1289

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended December 31, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Recent accounting pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred a continuous loss of $304,559 of December 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	AMOUNT DUE FROM A RELATED PARTY

As of December 31, 2021, there was no amount due from a related party.

As of December 31, 2020, the amount due from a related party represented the temporary advances to the former director of the Company’s subsidiary, Mr LEUNG Wai Kin, which was unsecured, interest-free and repayable on demand.

5.	STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock

As of December 31, 2021 and December 31, 2020, the Company’s authorized shares were 10,000,000 shares of preferred stock, with a par value of $0.001.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

The Company has designated 1 share of its preferred stock as Series E Preferred Stock.

The Company has designated 1 share of its preferred stock as Series F Preferred Stock.

As of December 31, 2021 and December 31, 2020, the Company had 0 and 0 share of Series C Preferred Stock issued and outstanding, respectively.

As of December 31, 2021 and December 31, 2020, the Company had 0 and 0 share of Series E Preferred Stock issued and outstanding, respectively.

As of December 31, 2021 and December 31, 2020, the Company had 0 and 0 share of Series F Preferred Stock issued and outstanding, respectively.

Common stock

The Company had 170,859,583 shares of common stock, prior to reverse merger with Ever Harvest Capital Group Limited (“EHCG”). Subsequently, on October 28, 2021, the Company consummated the Share Exchange Transaction among EHCG and its shareholders. The Company acquired all of the issued and outstanding shares of EHCG from EHCG’s shareholders, in exchange for 50,000,000 shares of the issued and outstanding common stock. Upon completion of the Share Exchange Transaction, EHCG became a 100% owned subsidiary of the Company and the Company had 220,859,583 shares of common stock issued and outstanding.

As of December 31, 2021 and December 31, 2020, the Company’s authorized shares were 740,000,000 shares of common stock, with a par value of $0.001.

As of December 31, 2021 and December 31, 2020, the Company had 220,859,583 and 220,859,583 shares of common stock issued and outstanding, respectively.

6.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020

Net loss attributable to common shareholders	$(184,466)	$(512)

Weighted average common shares outstanding – Basic and diluted	220,859,583	220,859,583

Net loss per share – Basic and diluted #	$(0.00)	$(0.00)

_________________

# less than $0.001

For the years ended December 31, 2021 and 2020, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

7.	INCOME TAX

The provision for income taxes consisted of the following:

Years ended December 31,
	2021	2020

Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

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

For the years ended December 31, 2021 and 2020, there were no operating income.

BVI

Under the current BVI law, the Company is not subject to tax on income.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020

Loss before income taxes	$(111,466)	$(512)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(18,392)	(84)
Tax effect of non-taxable items	–	(1,468)
Net operating loss	18,392	444
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020

Deferred tax assets:
Net operating loss carryforwards	$44,421	$26,029
Less: valuation allowance	(44,421)	(26,029)
Deferred tax assets, net	$–	$–

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	RELATED PARTY TRANSACTIONS

From time to time, the Company’s director advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the years ended December 31, 2021 and 2020, the Company earned revenues of $488,663 and $65,113 from a related company, which is controlled by the former director of the Company’s subsidiary.

During the years ended December 31, 2021 and 2020, the Company paid costs of $256,238 and $0 to a related company, which is controlled by the former director of the Company’s subsidiary.

During the years ended December 31, 2021 and 2020, the Company was provided with a free space for operating use by the former director of the Company’s subsidiary. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the year presented.

9.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2021, there was one customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $488,663 with $0 accounts receivable at December 31, 2021.

For the year ended December 31, 2020, there was one customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $65,113 with $1,296 accounts receivable at December 31, 2020.

All of the Company’s customers are located in Hong Kong.

(b)	Major vendor

For the year ended December 31, 2021, there was one vendor (related party) exceeding 10% of the Company’s cost of sales. This vendor accounted for 56% of the Company’s cost of sales amounting to $256,238 with $0 accounts payable at December 31, 2021.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the year ended December 31, 2020, there was no single vendor.

(c)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(d)	Exchange rate risk

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

10.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no material commitments or contingencies.

11.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited consolidated financial statements. The Company had the following subsequent events:

In January 2022, the Company issued 75,888,600 shares of its common stock to certain officers and consultants for their services rendered.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were not effective as of December 31, 2021, due to the significant deficiencies in our internal control over financial reporting discussed below.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, as a result of the following significant deficiencies:

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

18

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C DISCLOSURE REARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Chi Tong AU	59	Chief Executive Officer, , Secretary and Director
Parkson Tak Yin YIP	50	Chief Financial Officer
Huichun YANG	32	Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Chi Tong AU, age 59, joined us as our Chief Executive Officer, Secretary and Director on May 17, 2021. Dr. Bryan Au has over 30 years of experience in marketing communications in Greater China. Bryan was the co-founder of Strategic Media, the second largest OOH tv network in Guangzhou, which he founded in Guangzhou, which he founded in 2007. From 2004 to 2007, he served as the Chief Operating Officer of Pico Media Shanghai, China’s arm of the leading exhibitor Pico Far East Holdings Ltd (SEHK: 752). Prior to this, Mr. Au served as the General Manager of Roadshow Media Limited in Hong Kong. Bryan received his Bachelor of Science from the University of Hong Kong in 1985 and obtained his Master Degree in Finance from Baruch College at the City University of New York in 2000. He earned his Doctor of Business Administration from Apollos University in Montana, United States. He brings to our Board his experience in corporate management as well as merger and acquisition formation.

Parkson Tak Yin YIP, age 50, joined us as our Chief Financial Officer on May 17, 2021. Parkson has over 25 years of extensive experience in senior management in a number of IT companies in Hong Kong and China. He actively participated in management roles in public listed companies in HKEX, as well as Nasdaq and OTC Markets since 2000, building up his experiences in managing public listed companies and compliance knowledge with the Hong Kong and US capital markets. Parkson has served as COO and VP of Operations for Nasdaq listed company SEII from 2017 till 2020. Before that, he has served as executive director for HKEX company 1178 in 2016. Parkson has been the group Managing Director for JDB Holdings for 10 years since 2004, which operates JobsDB, 88DB and Openrice in the Asia and China regions. He manages the regional business and product developments, as well as leading the business analysis team in the JDB group.

Parkson graduated from Boston University with a BSc in Computer Engineering in 1994, and continued his career as a software engineer in both Lotus Development (subsidiary of IBM) and GeoTel (subsidiary of Cisco) in the USA. Mr. Yip brings to the Board his deep experience in working with public companies and the IT industry.

HuiChun YANG, age 32, joined us as our Director on October 28, 2021. She currently sits on the Board of Directors of Gorgeous Wisdom Ventures Limited, an investment company, a position she has held since 2016. Ms. Yang received her Bachelor of Arts (Honors) in International Business from the University of Central Lancashire (United Kingdom) in 2012 and her Master of Science in Engineering Business Management, which was jointly awarded by The Hong Kong Polytechnic University (Hong Kong) and The University of Warwick (United Kingdom) in 2016. Ms. Yang brings to our Board her experience in mergers and acquisitions and investment opportunities.

Family Relationships.

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11.  Executive Compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2021 and 2020, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2021, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chi Tong AU	2021	–	–	–	–	–	–	–	$–
CEO, Secretary and Director(2)	2020	–	–	–	–	–	–	–	$–
Parkson Tak Yin YIP	2021	–	–	–	–	–	–	–	–
CFO(3)	2020	–	–	–	–	–	–	–	–

________________________

(1)	All cash compensation was paid in Hong Kong Dollars, our functional currency. Convenience translation of amounts from the local currency of the Company into US$ has been made at the pegged exchange rate at 0 for the fiscal years ended December 31, 2020 and 2019.
(2)	Mr. AU joined us as our Chief Executive Officer, Secretary and Director on May 17, 2021.
(3)	Mr. Yip joined us as our Chief Financial Officer on May 17, 2021.

Narrative disclosure to Summary Compensation

Mr. Au and Mr. Yip did not receive any compensation for services in their capacity as executive officers of the Company.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended December 31, 2021, we did not provide compensation to any of our employee directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Chi Tong Au

Huichun Yang

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 26, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

 Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Ever Harvest International Group, Inc., Suite F, 16/F, Cameron Plaza, 23 Cameron Road, Tsim Sha Tsui, Hong Kong.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
Chi Tong AU	14,600,000	4.919%
Parkson Tak Yin YIP	–	–
Huichun YANG	28,390,000	9.567%

All executive officers and directors as a Group (3 persons)	42,990,000	14.486%

5% or Greater Stockholders:
Xiaofeng CHEN	150,000,000	50.548%
Alex Wai Hong LEE	21,610,000	7.282%

________________

(1)	Applicable percentage ownership is based on 296,748,183 shares of common stock outstanding as of April 26, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of April 26, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 26, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2021, and December 31, 2020, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

During the years ended December 31, 2021 and 2020, the Company earned revenues of $488,663 and $65,113 from IOT Solution Limited, a related company, which is controlled by LEUNG Wai Kin, our former director of the Company’s subsidiary.

During the years ended December 31, 2021 and 2020, the Company paid costs of $256,238 and $0 to AppClass (HK) Limited is controlled by LEUNG Wai King, a former director of the Company’s subsidiary.

During the years ended December 31, 2021 and 2020, the Company was provided with a free space for operating use by LEUNG Wai Kin, the former director of K I.T. Network Limited, the Company’s subsidiary.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Though not a listed NASDAQ company, we intend to adhere to the corporate governance standards adopted by NASDAQ. NASDAQ rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that none of the current members of our Board are independent directors under the criteria established by NASDAQ and by our Board.

ITEM 14.   Principal AccountING Fees And Services.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended December 31, 2021 and 2020.

All audit work was performed by the full time employees of J&S for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by J&S, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2021	December 31, 2020

Audit fees	$30,000	$60,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$30,000	$60,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement, dated August 30, 2021, by and among Ever Harvest Capital Group Limited, Yang Huichun, Lee Wai Hong Alex and Ever Harvest International Group Inc. (1)
21	Subsidiaries *
24	Power of Attorney*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on October 29, 2021.
(2)	Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2022.

 ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVER HARVEST INTERNATIONAL GROUP INC.

April 29, 2022	By:	/s/ Chi Tong AU
Chi Tong AU
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chi Tong AU	Chief Executive Officer, Secretary and Director
Chi Tong AU	(Principal Executive Officer)	April 29, 2022

/s/ Parkson Tak Yin YIP* Parkson Tak Yin YIP	Chief Financial Officer (Principal Financial Officer)	April 29, 2022

/s/ Huichun YANG* Huicjhun YANG	Director	April 29, 2022

Representing all of the members of the Board of Directors.

* By	/s/ Chi Tong AU
Chi Tong AU
Attorney-in-Fact**

* By authority of the power of attorney filed herewith

