Form 10-K/A
period 2021-12-31
Ever Harvest International Group Inc.
filed 2022-05-20
CIK 1411165

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56362

EVER HARVEST International group inc.

(Formerly Totally Green, Inc.)

(Exact name of registrant as specified in its charter)

NV	30-1282601
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of the 96,748,183 shares of Common Stock of the registrant held by non-affiliates computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on June 30, 2021, is $503,090.55.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) amends the Annual Report of Ever Harvest International Group Inc. on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “Commission”) on April 28, 2022, and is being filed to: (i) correct the date of the Report of the Independent Registered Public Accountant; (ii) include disclosures and changes to the financial statements to take into account the issuance of 75,888,600 shares of the Company’s common stock as stock based compensation; (iii) include various other changes to the financial statements to reflect finalized numbers; and (iv) correct the number of shares of common stock owned by our Chief Executive Officer, Chi Tong AU. Except as set forth above, no other changes to Item 8. Financial Statements and Supplementary Data were made. This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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

We reported a net loss of $2,237,346 and $512 for the years ended December 31, 2021 and 2020, respectively. We had current assets of $7,504 and current liabilities of $81,473 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $123,060 and $22,797, respectively. We have prepared our financial statements for the years ended December 31, 2021 and 2020 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

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

Mr. Wai Kin Leung, a former director of KIT is the current director of IOT Solution Limited. Mr. Leung resigned from the board of directors of KIT in June 2021.

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

We have the following full time or part-time employees located in Hong Kong as set forth below:

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

We are at a development stage company and reported a net loss of $2,237,346 and $512 for the years ended December 31, 2021 and 2020, respectively. We had current assets of $7,504 and current liabilities of $81,473 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $123,060 and $22,797, respectively. Our financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

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

Results of Operations.

Comparison of the year ended December 31, 2021 and December 31, 2020

The following table sets forth certain operational data for the year ended December 31, 2021, compared to the year ended December 31, 2020:

	Year ended December 31,
	2021	2020

Revenue	$488,663	$65,113
Cost of revenue	(456,893)	(64,011)
Gross profit	31,770	1,102
General and administrative expenses	(2,269,116)	(5,173)
Loss from operation	(2,237,346)	(4,071)
Total other income	–	3,559
Income tax expense	–	–
NET LOSS	$(2,237,346)	$(512)

Revenue.

During the years ended December 31, 2021, and 2020, the following customers accounted for 10% or more of our total net revenues

	Year ended December 31, 2021			December 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable

IOT Solution Limited (related party)	$488,663	100%	Total:	$–

	Year ended December 31, 2020			December 31, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable

IOT Solution Limited (related party)	$65,113	100%	Total:	$1,296

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

General and Administrative Expenses (“G&A”).

We incurred G&A expenses of $2,269,116 and $5,173 for the years ended December 31, 2021 and 2020, respectively. The increase in G&A is primarily attributable to the payroll expenses and consulting expenses.

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

Net Cash Used In Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $125,790, which consisted primarily of a net loss of $2,237,346, offset by share-based consulting expenses of $2,052,880 and an increase in accrued liabilities and other payables of $58,676.

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

•	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant.

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

Kuala Lumpur, Malaysia

April 29, 2022

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2021	2020
ASSETS
Current asset:
Cash and cash equivalents	$7,504	$10
Accounts receivable, related party	–	1,296
Amount due from a director	–	121,754

Total current assets	7,504	123,060

TOTAL ASSETS	$7,504	$123,060

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payables	$81,473	$22,797

Total current liabilities	81,473	22,797

TOTAL LIABILITIES	81,473	22,797

Commitments and contingencies	–	–

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, Series C, par value $0.001, 1 share authorized, no shares issued and outstanding at December 31, 2021 and 2020	–	–
Preferred Stock, Series E, par value $0.001, 1 share authorized, no shares issued and outstanding at December 31, 2021 and 2020	–	–
Preferred Stock, Series F, par value $0.001, 1 share authorized, no shares issued and outstanding at December 31, 2021 and 2020	–	–
Common stock, par value $0.001, 740,000,000 shares authorized, 220,859,583 and 220,859,583 shares issued and outstanding at December 31, 2021 and 2020, respectively	220,859	220,859
Common stock to be issued	75,889	–
Additional paid-in capital	2,288,255	300
Deferred compensation	(299,667)	–
Accumulated other comprehensive loss	(1,866)	(503)
Accumulated deficit	(2,357,439)	(120,393)

Stockholders’ (deficit) equity	(73,969)	100,263

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$7,504	$123,060

See accompanying notes to consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Revenue, net	$488,663	$65,113

Cost of revenue	(456,893)	(64,011)

Gross profit	31,770	1,102

Operating expenses:
General and administrative expenses	(138,010)	(2,852)
Stock-based consulting expenses	(2,052,880)	–
Professional fee	(78,226)	(2,321)
Total operating expenses	(2,269,116)	(5,173)

Other income:
Government subsidies	–	3,481
Sundry income	–	78
Total other income	–	3,559

LOSS BEFORE INCOME TAXES	(2,237,346)	(512)

Income tax expense	–	–

NET LOSS	(2,237,346)	(512)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(1,363)	457

COMPREHENSIVE LOSS	$(2,238,709)	$(55)

Net loss per share – Basic and Diluted
–Basic	$(0.01)	$(0.00)
–Diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
–Basic	220,859,583	220,859,583
–Diluted	296,748,183	220,859,583

See accompanying notes to consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,237,346)	$(512)

Adjustments to reconcile net loss to net cash used in operating activities
Stock-based consulting expense	2,052,880	–

Change in operating assets and liabilities:
Accounts receivable, related party	–	(1,296)
Accrued liabilities and other payables	58,676	1,641
Net cash used in operating activities	(125,790)	(167)

Cash flows from financing activities:
Advance from a related company	1,296	–
Advance from (repayment to) a director	133,351	(517)
Net cash provided by (used in) financing activities	134,647	(517)

Foreign currency translation adjustment	(1,363)	457

Net change in cash and cash equivalents	7,494	(227)

BEGINNING OF YEAR	10	237

END OF YEAR	$7,504	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock to be	Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Deferred	Total stockholders’ equity
	No. of shares	Amount	issued	capital	loss	losses)	compensation	(deficit)
Balance as of January 1, 2020 (restated)	50,000,000	$50,000	$–	$–	$(960)	$51,954	$–	$100,994

Shares issued for acquisition of legal acquirer	170,859,583	170,859	–	16,935,857	–	(17,107,392)	–	(676)
Recapitalization of legal acquirer	–	–	–	(16,935,857)	–	16,935,857		–
Foreign currency translation adjustment	–	–	–	–	457	–	–	457
Net loss for the year	–	–	–	–	–	(512)	–	(512)
Balance as of December 31, 2020	220,859,583	$220,859	$–	$–	$(503)	$(120,093)	$–	$100,263

Balance as of January 1, 2021	220,859,583	$220,859	$–	–	(503)	(120,093)	–	100,263
				–
Stock-based compensation vested	–	–	75,889	2,276,658	–	–	(299,667)	2,052,880
Foreign currency translation adjustment	–	–	–	–	(1,363)	–	–	(1,363)
Capital injection	–	–	–	11,597	–	–	–	11,597
Net loss for the year	–	–	–	–	–	(2,237,346)	–	(2,237,346)
Balance as of December 31, 2021	220,859,583	$220,859	$75,889	$2,288,255	$(1,866)	$(2,357,439)	$(299,667)	$(73,969)

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

●	Stock based compensation

Pursuant to ASU 2018-07, the Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards (employee or non-employee), are measured at grant-date fair value of the equity instruments that an entity is obligated to issue. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant.

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

The Company incurred a continuous loss of $2,357,439 of December 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

As of December 31, 2020, the amount due from a related party represented the temporary advances to the former director of the Company’s subsidiary, Mr. LEUNG Wai Kin, which was unsecured, interest-free and repayable on demand.

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

Subsequently, in January 2022, the Company issued 75,888,600 shares of its common stock to certain officers and consultants to compensate their services rendered or to be rendered. For the year ended December 31, 2021, the Company recorded the stock based compensation of $2,052,880 for the vested service. At December 31, 2021, the unvested portion of$299,667 is treated as deferred compensation under the equity section and will be amortized to the operation over its service period.

As of December 31, 2021 and December 31, 2020, the Company’s authorized shares were 740,000,000 shares of common stock, with a par value of $0.001.

As of December 31, 2021 and December 31, 2020, the Company had 220,859,583 and 220,859,583 shares of common stock issued and outstanding, respectively.

6.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020

Net loss attributable to common shareholders	$(2,237,346)	$(512)

Weighted average common shares outstanding – Basic	220,859,583	220,859,583
Weighted average common shares outstanding – Diluted ^	296,748,183	220,859,583

Net loss per share – Basic	$(0.01)	$(0.00)
Net loss per share – Diluted #	(0.01)	(0.00)

_________________

# less than $0.001

^ including 75,888,600 shares of common stock to be issued, which were issued in January 2022.

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

	Years ended December 31,
	2021	2020

Loss before income taxes	$(111,466)	$(512)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(18,392)	(84)
Tax effect of non-taxable items	–	(1,468)
Net operating loss	18,392	444
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020

Deferred tax assets:
Net operating loss carryforwards – US tax regime	$431,105	$–
Net operating loss carryforwards – Hong Kong tax regime	44,421	26,029
Less: valuation allowance	(475,526)	(26,029)
Deferred tax assets, net	$–	$–

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

In January 2022, the Company issued 75,888,600 shares of its common stock to certain officers and consultants.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

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

Name	Age	Position
Chi Tong AU	59	Chief Executive Officer, Secretary and Director
Parkson Tak Yin YIP	50	Chief Financial Officer
Huichun YANG	32	Director

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)
Chi Tong AU	–	–
Parkson Tak Yin YIP	–	–
Huichun YANG	28,390,000	9.567%

All executive officers and directors as a Group (3 persons)	23,390,000	9.567%

5% or Greater Stockholders:
Xiaofeng CHEN	150,000,000	50.548%
Alex Wai Hong LEE	21,610,000	7.282%

________________

(1)	Applicable percentage ownership is based on 296,748,183 shares of common stock outstanding as of April 26, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of April 26, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 26, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

During the years ended December 31, 2021 and 2020, the Company paid costs of $256,238 and $0 to a related company, which is controlled by LEUNG Wai Kin, our former director of the Company’s subsidiary.

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

(3)	Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement, dated August 30, 2021, by and among Ever Harvest Capital Group Limited, Yang Huichun, Lee Wai Hong Alex and Ever Harvest International Group Inc. (1)
21	Subsidiaries (3)
24	Power of Attorney*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on October 29, 2021.
(2)	Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022.
(3)	Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVER HARVEST INTERNATIONAL GROUP INC.

May 20, 2022	By:	/s/ Chi Tong AU
Chi Tong AU
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chi Tong AU	Chief Executive Officer, Secretary and Director
Chi Tong AU	(Principal Executive Officer)	May 20, 2022

/s/ Parkson Tak Yin YIP* Parkson Tak Yin YIP	Chief Financial Officer (Principal Financial Officer)	May 20, 2022

/s/ Huichun YANG* Huicjhun YANG	Director	May 20, 2022

Representing all of the members of the Board of Directors.

* By	/s/ Chi Tong AU
Chi Tong AU
Attorney-in-Fact**

* By authority of the power of attorney filed herewith

