Form 10-Q
period 2022-03-31
Ever Harvest International Group Inc.
filed 2022-05-23
CIK 1411165

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of May 9, 2022, was 296,748,183.

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

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.
•	We are a holding company with operations conducted through our wholly owned subsidiary based in Hong Kong. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiary to finance our cash flow needs. Any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors – Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.” set forth in the Form 10.
•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.” set forth in the Form 10.
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors – PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.
•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little to no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities (including the CSRC and the CAC) to operate or to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers over time and if our subsidiary or the holding company were required to obtain approvals in the future, or we erroneously conclude that that approvals were not required, or were denied permission from Chinese authorities to list on U.S. exchanges, our operations may materially change, our ability to offer or continue to offer securities to our investors or to continue listing on a U.S. exchange may be adversely affected, and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors – We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations , may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Form 10.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors – The PRC government has significant oversight and discretion over the conduct of a Hong Kong company’s business operations or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations , may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.” set forth in the Form 10.
•	Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act (HFCAA) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our offering. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors – The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10.
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors – Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Form 10.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors – We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Form 10.
•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors – It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors – Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including the Risk Factors section of Amendment No. 4 of the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS

Current asset:
Cash and cash equivalents	$44	$7,504

Total current assets	44	7,504

TOTAL ASSETS	$44	$7,504

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$89,900	$81,473

Total current liabilities	89,900	81,473

TOTAL LIABILITIES	89,900	81,473

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, Series C, par value $0.001, 1 share authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	–	–
Preferred Stock, Series E, par value $0.001, 1 share authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	–	–
Preferred Stock, Series F, par value $0.001, 1 share authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	–	–
Common stock, par value $0.001, 740,000,000 shares authorized, 296,748,183 and 229,859,583 shares issued and outstanding at March 31, 2022 and December 31, 2021	296,748	220,859
Common stock to be issued	–	75,889
Additional paid-in capital	2,288,255	2,288,255
Deferred compensation	(209,767)	(299,667)
Accumulated other comprehensive loss	(1,839)	(1,866)
Accumulated deficit	(2,463,253)	(2,357,439)

Stockholders’ deficit	(89,856)	(73,969)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44	$7,504

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2022	2021

Revenue, net	$75,717	$21,269

Cost of revenue	(82,784)	(12,891)

Gross (loss) profit	(7,067)	8,378

Operating expenses:
Stock based consulting expenses	(89,900)	–
General and administrative expenses	(8,847)	(2,747)
Total operating expenses	(98,747)	(2,747)

(LOSS) INCOME BEFORE INCOME TAXES	(105,814)	5,631

Income tax expense	–	–

NET (LOSS) INCOME	(105,814)	5,631

Other comprehensive income (loss):
– Foreign currency adjustment income (loss)	27	(400)

COMPREHENSIVE (LOSS) INCOME	$(105,787)	$5,231

Net (loss) income per share
– Basic	$(0.00)	$0.00
–Diluted	$(0.00)	$0.00

Weighted average common shares outstanding
– Basic	296,748,183	220,859,583
– Diluted	296,748,183	220,859,583

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(105,814)	$5,631

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock based consulting expenses	89,900	–
Change in operating assets and liabilities:
Accrued liabilities and other payables	8,427	(4,371)
Net cash (used in) provided by operating activities	(7,487)	1,260

Cash flows from financing activities:
Advance from a director	–	450
Net cash provided by financing activities	–	450

Foreign currency translation adjustment	27	(400)

Net change in cash and cash equivalents	(7,460)	1,310

BEGINNING OF PERIOD	7,504	10

END OF PERIOD	$44	$1,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Common stock to be	Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated)	Deferred	Total stockholders’ equity
	No. of Shares	Amount	issued	capital	loss	losses)	compensation	(deficit)
			$–
Balance as of January 1, 2021	220,859,583	$220,859	–	$–	$(503)	$(120,093)	$–	$100,263

Foreign currency translation adjustment	–	–	–	–	(400)	–	–	(400)
Net loss for the year	–	–	–	–	–	5,631	–	5,631

Balance as of March 31, 2021	220,859,583	$220,589	$–	$–	$(903)	$(114,462)	$–	$105,494

Balance as of January 1, 2022	220,859,583	$220,859	$75,889	$2,288,255	$(1,866)	$(2,357,439)	$(299,667)	$(73,969)

Stock issued	75,888,600	75,889	(75,889)	–	–	–	–	–
Amortization of deferred compensation for vested service	–	–	–	–	–	–	9,900	89,900
Foreign currency translation adjustment	–	–	–	–	27	–	–	27
Net loss for the year	–	–	–	–	–	(105,814)	–	(105,814)

Balance as of March 31, 2022	296,748,183	$296,748	$–	$2,288,255	$(1,839)	$(2,463,253)	$(209,767)	$(89,856)

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

In the opinion of management, the consolidated balance sheet as of December 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Amended Annual Report on Form 10-K for the year ended December 31, 2021, as filed on May 20, 2022.

NOTE－2 ORGANIZATION AND BUSINESS BACKGROUND

Ever Harvest International Group Inc. (the “Company”) was incorporated in the State of Nevada on September 6, 2002 under the name Chieflive, Inc. On July 26, 2007, the Company changed its name to Naturally Iowa, Inc. and on September 22, 2010, the Company changed its name to Totally Green, Inc. On October 14, 2021, the Company changed its name to its current name.

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

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end HKD:US$ exchange rate	0.1277	0.1286
Average HKD:US$ exchange rate	0.1281	0.1289

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the condensed consolidated financial statements. For the three months ended March 31, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

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

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU became effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－4 GOING CONCERN UNCERTAINTIES

The Company’s unaudited condensed consolidated financial statements as of March 31, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered from a working capital deficit of $89,856 as of March 31, 2022 and incurred a net loss of $105,814 for the three months ended March 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－5 STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

The Company’s authorized shares were 10,000,000 shares of preferred stock, with a par value of $0.001.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

The Company has designated 1share of its preferred stock as Series E Preferred Stock.

The Company has designated 1 share of its preferred stock as Series F Preferred Stock.

As of March 31, 2022 and December 31, 2021, the Company had 0 and 0 share of Series C Preferred Stock issued and outstanding, respectively.

As of March 31, 2022 and December 31, 2021, the Company had 0 and 0 share of Series E Preferred Stock issued and outstanding, respectively.

As of March 31, 2022 and December 31, 2021, the Company had 0 and 0 share of Series F Preferred Stock issued and outstanding, respectively.

Common stock

The Company’s authorized shares were 740,000,000 shares of common stock, with a par value of $0.001.

In January 2022, the Company issued 75,888,600 shares of its common stock to certain officers and consultants to compensate their services rendered or to be rendered. For the three months ended March 31, 2022, the Company recorded the stock-based compensation of $89,900 for the vested service. As of March 31, 2022, the deferred compensation totaled $209,767 and will be amortized as expense over the remaining service period.

As of March 31, 2022 and December 31, 2021, the Company had 296,748,183 and 220,859,583 shares of common stock issued and outstanding, respectively.

NOTE－6 INCOME TAX

The provision for income taxes consisted of the following:

Three months ended March 31,
	2022	2021

Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

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

For the three months ended March 31, 2022 and 2021, there were no operating incomes.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021

(Loss) income before income taxes	$(15,914)	$5,631
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,626)	929
Net operating loss carryforwards	–	(929)
Net operating loss for valuation allowance	2,626	–
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
		(Audited)
Deferred tax assets:
Net operating loss carryforwards – US tax regime (overseas)	$449,984	$431,105
Net operating loss carryforwards – Hong Kong tax regime (overseas)	47,047	44,421
Less: valuation allowance	(497,031)	(475,526)
Deferred tax assets, net	$–	$–

NOTE－7 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 and 2021, the Company earned revenues of $75,714 and $21,269 from a related company, which is controlled by a common director, who was the former director of the Company’s subsidiary.

During the three months ended March 31, 2022 and 2021, the Company paid costs of $82,784 and $12,891 to a related company, which is controlled by the former director of the Company’s subsidiary.

During the three months ended March 31, 2022 and 2021, the Company was provided with a free office premises for operating use, by the former director of the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－8 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2022, there was one customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $75,714.

For the three months ended March 31, 2021, there was one customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $21,269.

All of the Company’s customers are located in Hong Kong.

(b)	Major vendor

For the three months ended March 31, 2022, there was one vendor (related party) exceeding 10% of the Company’s cost of revenue. This customer accounted for 100% of the Company’s cost of revenue amounting to $82,784.

For the three months ended March 31, 2021, there was one vendor (related party) exceeding 10% of the Company’s cost of revenue. This customer accounted for 100% of the Company’s cost of revenue amounting to $12,891.

All of the Company’s vendors are located in Hong Kong.

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

NOTE－9 COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no material commitments or contingencies.

NOTE－10 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material subsequent events other than disclosed above.

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

We are at a development stage company and reported a net loss of $105,814 and a net income of $5,631 for the three months ended March 31, 2022 and 2021, respectively. We had current assets of $44 and current liabilities of $89,900 as of March 31, 2022. As of December 31, 2021, our current assets and current liabilities were $7,504 and $81,473, respectively.

We have prepared our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021, assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

Results of Operations.

Comparison of the three months ended March 31, 2022, and March 31, 2021

The following table sets forth certain operational data for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three months ended March 31,
	2022	2021

Revenue	$75,717	$21,269
Cost of revenue	(82,784)	(12,891)
Gross profit (loss)	(7,067)	8,378
General and administrative expenses	(98,747)	(2,747)
Income (loss) from operation	(105,814)	5,631
Income tax expense	–	–
NET INCOME (LOSS)	$(105,814)	$5,631

Revenue

During the three months ended March 31, 2022, and 2021, the following customers accounted for 10% or more of our total net revenues

	Three months ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$75,714	100%	$–

	Three months ended March 31, 2021		March 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$21,269	100%	$–

All customers are located in Hong Kong.

Cost of Revenue.

Cost of Revenue for the three months ended March 31, 2022 and 2021 was $82,784 and $12,891, respectively. The increase in cost of revenue is primarily attributable to the increase in salaries.

Gross (Loss) Profit.

We achieved a gross loss of $7,067 and a gross profit of $8,378 for the three months ended March 31, 2022 and 2021, respectively.

General and Administrative Expenses (“G&A”).

We incurred G&A expenses of $98,747 and $2,747 for the three months ended March 31, 2022 and 2021, respectively. The increase   in G&A is primarily attributable to the accounting fee and stock-based consulting expenses.

Income Tax Expense.

Our income tax expenses for the three months ended March 31, 2022 and 2021 were $0.

Net Loss.

As a result of the above factors, the Company incurred a net loss of $105,814 and a net income of $5,631 for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(7,487)	$1,260
Net cash provided by investing activities	–	–
Net cash provided by financing activities	$–	$450

Net Cash (Used In) Provided by Operating Activities.

For the three months ended March 31, 2022, net cash used in operating activities was $7,487, which consisted primarily of a net loss of $105,814, offset by share-based consulting expenses of $89,900 and an increase in accrued liabilities and other payables of $8,427.

For the three months ended March 31, 2021, net cash provided by operating activities was $1,260, which consisted primarily of a net income of $5,631, a decrease in accrued liabilities and other payables of $4,371.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the three months ended March 31, 2022 and 2021, no net cash were provided by investing activities.

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2022, no net cash provided by financing activities.

For the three months ended March 31, 2021, net cash provided by financing activities was $450 consisting of advances from a director.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

As of March 31, 2022, we did not have contractual obligations and commercial commitments.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be slightly higher than 2021. As of March 31, 2022, we had an accumulated deficit of $2,463,253.   Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 -18 months.

Going Concern

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities*
10.1	Share Exchange Agreement, dated August 30, 2021, by and among Ever Harvest Capital Group Limited, Yang Huichun, Lee Wai Hong Alex and Ever Harvest International Group Inc. (1)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on October 29, 2021.
(2)	Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVER HARVEST INTERNATIONAL GROUP INC.

May 23, 2022	By:	/s/ Chi Tong AU
Chi Tong AU
Chief Executive Officer

