Form 10-Q
period 2022-06-30
Ever Harvest International Group Inc.
filed 2022-08-22
CIK 1411165

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of August 19, 2022, was 296,748,183.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the Hong Kong do not currently have any material impact on transfer of cash from Ever Harvest International Group Inc. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to Ever Harvest International Group Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)

Current asset:
Cash and cash equivalents	$262	$7,504

Total current assets	262	7,504

TOTAL ASSETS	$262	$7,504

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued liabilities and other payables	$92,849	$81,473

Total current liabilities	92,849	81,473

TOTAL LIABILITIES	92,849	81,473

Commitments and contingencies	–	–

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, Series C, par value $0.001, 1 share authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	–	–
Preferred Stock, Series E, par value $0.001, 1 share authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	–	–
Preferred Stock, Series F, par value $0.001, 1 share authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	–	–
Common stock, par value $0.001, 740,000,000 shares authorized, 296,748,183 shares issued and outstanding at June 30, 2022 and December 31, 2021	296,748	296,748
Additional paid-in capital	2,288,255	2,288,255
Deferred compensation	(119,867)	(299,667)
Accumulated other comprehensive loss	(1,857)	(1,866)
Accumulated deficit	(2,555,866)	(2,357,439)

Stockholders’ deficit	(92,587)	(73,969)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$262	$7,504

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021

Revenue, net	$6,196	$39,864	$81,913	$61,133

Cost of revenue	(1,258)	(27,374)	(84,042)	(40,265)

Gross (loss) profit	4,938	12,490	(2,129)	20,868

Operating expenses:
General and administrative expenses	(8,057)	(139,544)	(16,058)	(139,971)
Stock-based consulting expenses	(89,900)	–	(179,800)	–
Professional fee	3	(1,455)	(843)	(3,775)
Total operating expenses	(97,954)	(140,999)	(196,701)	(143,746)

Other income:
Sundry income	403	954	403	954
Total other income	403	954	403	954

LOSS BEFORE INCOME TAXES	(92,613)	(127,555)	(198,427)	(121,924)

Income tax expense	–	–	–	–

NET LOSS	(92,613)	(127,555)	(198,427)	(121,924)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) income	(18)	288	9	(112)

COMPREHENSIVE LOSS	$(92,631)	$(127,267)	$(198,418)	$(122,036)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
– Basic	296,748,183	220,859,583	296,748,183	220,859,583
– Diluted	296,748,183	220,859,583	296,748,183	220,859,583

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(198,427)	$(121,924)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based consulting expenses	179,800	–
Change in operating assets and liabilities:
Accrued liabilities and other payables	11,376	(11,716)
Net cash used in operating activities	(7,251)	(133,640)

Cash flows from financing activities:
Advance from a director	–	134,647
Net cash provided by financing activities	–	134,647

Foreign currency translation adjustment	9	(112)

Net change in cash and cash equivalents	(7,242)	895

BEGINNING OF PERIOD	7,504	10

END OF PERIOD	$262	$905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

				Accumulated	Retained
			Additional	other	earnings		Total
	Common stock		paid-in	comprehensive	(accumulated	Deferred	stockholders’
	No. of shares	Amount	capital	loss	losses)	Compensation	equity(deficit)

Balance as of January 1, 2021 (restated)	220,859,583	$220,859	$–	$(503)	$(120,093)	$–	$100,263

Foreign currency translation adjustment	–	–	–	(400)	–	–	(400)
Net income for the period	–	–	–	–	5,631	–	5,631

Balance as of March 31, 2021	220,859,583	$220,859	$–	$(903)	$(114,462)	$–	$105,494

Foreign currency translation adjustment	–	–	–	288	–	–	288
Capital injection	–	–	11,597	–	–	–	11,597
Net loss for the period	–	–	–	–	(127,555)	–	(127,555)

Balance as of June 30, 2021	–	$–	$11,597	$(615)	$(242,017)	$–	$(10,176)

Balance as of January 1, 2022	296,748,183	$296,748	2,288,255	(1,866)	(2,357,439)	(299,667)	(73,969)
			–
Amortization of deferred compensation	–	–	–	–	–	89,900	89,900
Foreign currency translation adjustment	–	–	–	27	–	–	27
Net loss for the period	–	–	–	–	(105,814)	–	(105,814)

Balance as of March 31, 2022	296,748,183	$296,748	$2,288,255	$(1,839)	$(2,463,253)	$(209,767)	$(89,856)

Amortization of deferred compensation	–	–	–	–	–	89,900	89,900
Foreign currency translation adjustment	–	–	–	(18)	–	–	(18)
Net loss for the period	–	–	–	–	(92,613)	–	(92,613)

Balance as of June 30, 2022	296,748,183	$296,748	$2,288,255	$(1,857)	$(2,555,866)	$(119,867)	$(92,587)

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

(Formerly Totally Green, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

In the opinion of management, the consolidated balance sheet as of December 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Amended Annual Report on Form 10-K for the year ended December 31, 2021, as filed on May 20, 2022.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Ever Harvest International Group Inc. (the “Company”) was incorporated in the State of Nevada on September 6, 2002 under the name Chieflive, Inc. On July 26, 2007, the Company changed its name to Naturally Iowa, Inc. and on September 22, 2010, the Company changed its name to Totally Green, Inc. Further, on October 14, 2022, the Company its current name.

Currently, the Company through its subsidiaries, principally provides and designs the education kids with Ai-technology aids.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Ever Harvest Capital Group Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

K I.T. Network Limited	Hong Kong	Provision of information technology services for the education industry	101,364 ordinary shares for HK$2,100,000	100%

Baymate AI Limited	Hong Kong	Dormant	100 ordinary shares for HK$1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1287
Average HKD:US$ exchange rate	0.1277	0.1288

●	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the condensed consolidated financial statements. For the six months ended June 30, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

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

The Company’s unaudited condensed consolidated financial statements as of June 30, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered from a working capital deficit of $92,587 as of June 30, 2022 and incurred a net loss of $198,427 for the six months ended June 30, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

As of June 30, 2022 and December 31, 2021, the Company had 0 and 0 share of Series C Preferred Stock issued and outstanding, respectively.

As of June 30, 2022 and December 31, 2021, the Company had 0 and 0 share of Series E Preferred Stock issued and outstanding, respectively.

As of June 30, 2022 and December 31, 2021, the Company had 0 and 0 share of Series F Preferred Stock issued and outstanding, respectively.

Common stock

The Company’s authorized shares were 740,000,000 shares of common stock, with a par value of $0.001.

In January 2022, the Company issued 75,888,600 shares of its common stock to certain officers and consultants to compensate their services rendered or to be rendered. For the six months ended June 30, 2022, the Company recorded the stock-based compensation of $179,800 for the vested service. As of June 30, 2022, the deferred compensation totaled $119,867 and will be amortized as expense over the remaining service period.

As of June 30, 2022 and December 31, 2021, the Company had 296,748,183 and 220,859,583 shares of common stock issued and outstanding, respectively.

NOTE－6	INCOME TAX

The provision for income taxes consisted of the following:

Six Months ended June 30,
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

For the six months ended June 30, 2022 and 2021, there were no operating incomes.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months ended June 30,
	2022	2021

Loss before income taxes	$(2,627)	$(121,924)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(433)	20,177
Net operating loss carryforwards	–	(20,177)
Net operating loss for valuation allowance	433	–
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
		(Audited)
Deferred tax assets:	–	–
Net operating loss carryforwards – US tax regime (overseas)	$472,223	$431,105
Net operating loss carryforwards – Hong Kong tax regime (overseas)	44,854	44,421
Less: valuation allowance	(517,077)	(475,526)
Deferred tax assets, net	$–	$–

NOTE－7	RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2022 and 2021, the Company earned revenues of $6,196 and $39,864 from a related company, which is controlled by a common director, who was the former director of the Company’s subsidiary.

During the six months ended June 30, 2022 and 2021, the Company earned revenues of $81,913 and $61,133 from a related company, which is controlled by a common director, who was the former director of the Company’s subsidiary.

During the three months ended June 30, 2022 and 2021, the Company paid costs of $63,882 and $0 to a related company, which is controlled by the former director of the Company’s subsidiary.

During the six months ended June 30, 2022 and 2021, the Company paid costs of $63,882 and $1,391 to a related company, which is controlled by the former director of the Company’s subsidiary.

During the three and six months ended June 30, 2022 and 2021, the Company was provided with a free office premises for operating use, by the former director of the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－8	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2022, there was one customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $6,196 and $81,913 respectively.

For the three and six months ended June 30, 2021, there was one customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $39,864 and $61,133 respectively.

All of the Company’s customers are located in Hong Kong.

(b)	Major vendor

For the three and six months ended June 30, 2022, there was one vendor (related party) exceeding 10% of the Company’s cost of revenue. This customer accounted for 100% of the Company’s cost of revenue amounting to $1,258 and $84,042 respectively.

For the three and six months ended June 30, 2021, there was one vendor (related party) exceeding 10% of the Company’s cost of revenue. This customer accounted for 100% of the Company’s cost of revenue amounting to $27,374 and $40,265 respectively.

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

As of June 30, 2022, the Company has no material commitments or contingencies.

NOTE－10	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

We reported a net loss of $198,427 and $121,924 for the six months ended June 30, 2022 and 2021, respectively. We had current assets of $262 and current liabilities of $92,849 as of June 30, 2022. As of December 31, 2021, our current assets and current liabilities were $7,504 and $81,473, respectively.

We have prepared our condensed consolidated financial statements for the three months ended June 30, 2022 and 2021, assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

Results of Operations.

Comparison of the three months ended June 30, 2022, and June 30, 2021

The following table sets forth certain operational data for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months ended June 30,
	2022	2021

Revenue	$6,196	$39,864
Cost of revenue	(1,258)	(27,374)
Gross profit	4,938	12,490
General and administrative expenses	(8,054)	(140,999)
Stock-based consulting expenses	(89,900)	–
Loss from operation	(93,016)	(128,509)
Other income	403	954
Income tax expense	–	–
NET LOSS	$(92,613)	$(127,555)

Revenue

During the three months ended June 30, 2022, and 2021, the following customers accounted for 10% or more of our total net revenues

	Three Months ended June 30, 2022		June 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$6,196	100%	$–

	Three Months ended June 30, 2021		June 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$39,864	100%	$–

All customers are located in Hong Kong.

Cost of Revenue.

Cost of Revenue for the three months ended June 30, 2022 and 2021 was $1,258 and $27,374, respectively. The increase in cost of revenue is primarily attributable to the increase in salaries.

Gross Profit.

We achieved a gross profit of $4,938 and $12,490 for the three months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses (“G&A”).

We incurred G&A expenses of $8,057 and $139,544 for the three months ended June 30, 2022 and 2021, respectively.

Income Tax Expense.

Our income tax expenses for the three months ended June 30, 2022 and 2021 were $0.

Net Loss.

As a result of the above factors, the Company incurred a net loss of $92,613 and $127,555 for the three months ended June 30, 2022 and 2021, respectively.

Comparison of the six months ended June 30, 2022, and June 30, 2021

The following table sets forth certain operational data for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months ended June 30,
	2022	2021

Revenue	$81,913	$61,133
Cost of revenue	(84,042)	(40,265)
Gross profit (loss)	(2,129)	20,868
Stock-based consulting expenses	(179,800)	–
Professional fee	(843)	(3,775)
General and administrative expenses	(16,058)	(139,971)
Loss from operation	(198,830)	(122,878)
Other income	403	954
Income tax expense	–	–
NET LOSS	$(198,427)	$(121,924)

Revenue

During the six months ended June 30, 2022, and 2021, the following customers accounted for 10% or more of our total net revenues

	Six Months ended June 30, 2022		June 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$81,913	100%	$–

	Six Months ended June 30, 2021		June 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$61,133	100%	$–

All customers are located in Hong Kong.

Cost of Revenue.

Cost of Revenue for the six months ended June 30, 2022 and 2021 was $84,042 and $40,265, respectively. The increase in cost of revenue is primarily attributable to the increase in salaries.

Gross (Loss) Profit.

We reported a gross loss of $2,129 and a gross profit of $20,868 for the six months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses (“G&A”).

We incurred G&A expenses of $16,058 and $139,971 for the six months ended June 30, 2022 and 2021, respectively.

Professional fee

We incurred professional fee of $843 and $3,775 for the six months ended June 30, 2022 and 2021, respectively.

Income Tax Expense.

Our income tax expenses for the six months ended June 30, 2022 and 2021 were $0.

Net Loss.

As a result of the above factors, the Company incurred a net loss of $198,427 and $121,924 for the six months ended June 30, 2022 and 2021, respectively.

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

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(7,251)	$(133,640)
Net cash provided by investing activities	–	–
Net cash provided by financing activities	$–	$134,647

Net Cash (Used In) Provided by Operating Activities.

For the six months ended June 30, 2022, net cash used in operating activities was $7,251, which consisted primarily of a net loss of $198,427, offset by share-based consulting expenses of $179,800 and an increase in accrued liabilities and other payables of $11,376.

For the six months ended June 30, 2021, net cash used in operating activities were $133,640, which consisted primarily of a net loss of $121,924, a decrease in accrued liabilities and other payables of $11,716.

We expect to continue to rely on cash generated through financing from our existing shareholders and private placements of our securities, however, to finance our operations and future acquisitions.

Net Cash Provided By Investing Activities.

For the six months ended June 30, 2022 and 2021, no net cash were provided by investing activities.

Net Cash Provided by Financing Activities.

For the six months ended June 30, 2022, no net cash provided by financing activities.

For the six months ended June 30, 2021, net cash provided by financing activities was $13,647 consisting of advances from a director.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

As of June 30, 2022, we did not have contractual obligations and commercial commitments.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be slightly higher than 2021. As of June 30, 2022, we had an accumulated deficit of $2,555,866. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 -18 months.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities(2)
10.1	Share Exchange Agreement, dated August 30, 2021, by and among Ever Harvest Capital Group Limited, Yang Huichun, Lee Wai Hong Alex and Ever Harvest International Group Inc. (1)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on October 29, 2021.
(2)	Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVER HARVEST INTERNATIONAL GROUP INC.

August 22, 2022	By:	/s/ Chi Tong AU
Chi Tong AU
Chief Executive Officer

