Form 10-Q
period 2022-09-30
Ever Harvest International Group Inc.
filed 2022-11-18
CIK 1411165

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $.001 per share, as of November 14, 2022, was 296,748,183.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	9

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	9

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	10

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	11

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	12

Notes to Unaudited Condensed Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II - OTHER INFORMATION	29

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	30

Item 4. Mine Safety Disclosures	30

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURES	31

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)

ASSETS
Current assets:
Accounts receivable	$38,218	$–
Cash and cash equivalents	6	7,504

Total current assets	38,224	7,504

TOTAL ASSETS	$38,224	$7,504

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$113,991	$81,473

Total current liabilities	113,991	81,473

TOTAL LIABILITIES	113,991	81,473

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, Series C, par value $0.001, 1 share authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	–	–
Preferred Stock, Series E, par value $0.001, 1 share authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	–	–
Preferred Stock, Series F, par value $0.001, 1 share authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	–	–
Common stock, par value $0.001, 740,000,000 shares authorized, 466,821,783 shares and 296,748,183 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	466,822	296,748
Additional paid-in capital	6,364,398	2,288,255
Deferred compensation	(616,634)	(299,667)
Accumulated other comprehensive loss	(1,911)	(1,866)
Accumulated deficit	(6,288,442)	(2,357,439)

Stockholders’ deficit	(75,767)	(73,969)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,224	$7,504

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021

Revenue, net	$42,242	$23,774	$124,155	$84,907

Cost of revenue	(18,350)	(19,283)	(102,392)	(59,548)

Gross profit (loss)	23,892	4,491	21,763	25,359

Operating expenses:
General and administrative expenses	(8,038)	(4,160)	(24,096)	(144,131)
Stock-based compensation	(3,749,450)	–	(3,929,250)	–
Professional fee	–	–	(843)	(3,775)
Total operating expenses	(3,757,488)	(4,160)	(3,954,189)	(147,906)

Other income:
Sundry income	1,020	–	1,423	954
Interest expense	–	(5)	–	(5)
Total other income	1,020	(5)	1,423	949

(LOSS) INCOME BEFORE INCOME TAXES	(3,732,576)	326	(3,931,003)	(121,598)

Income tax expense	–	–	–	–

NET (LOSS) INCOME	(3,732,576)	326	(3,931,003)	(121,598)

Other comprehensive loss:
– Foreign currency adjustment loss	(54)	(60)	(45)	(172)

COMPREHENSIVE (LOSS) INCOME	$(3,732,630)	$266	$(3,931,048)	$(121,770)

Net (loss) income per share
– Basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding
– Basic	322,813,801	220,859,583	322,813,801	220,859,583
– Diluted	322,813,801	220,859,583	322,813,801	220,859,583

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,931,003)	$(121,598)

Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	3,929,250	–
Change in operating assets and liabilities:
Accounts receivable	(38,218)	–
Accrued liabilities and other payables	32,518	(11,745)
Net cash used in operating activities	(7,453)	(133,343)

Cash flows from financing activities:
Advance from a director	–	134,647
Net cash provided by financing activities	–	134,647

Foreign currency translation adjustment	(45)	(172)

Net change in cash and cash equivalents	(7,453)	1,132

BEGINNING OF PERIOD	7,504	10

END OF PERIOD	$6	$1,142

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Deferred	Total stockholders’ equity
	No. of shares	Amount	capital	loss	losses)	Compensation	(deficit)

Balance as of January 1, 2021 (restated)	220,859,583	$220,859	$–	$(503)	$(120,093)	$–	$100,263

Foreign currency translation adjustment	–	–	–	(400)	–	–	(400)
Net income for the period	–	–	–	–	5,631	–	5,631

Balance as of March 31, 2021	220,859,583	$220,859	$–	$(903)	$(114,462)	$–	$105,494

Foreign currency translation adjustment	–	–	–	288	–	–	288
Capital injection	–	–	11,597	–		–	11,597
Net loss for the period	–	–	–	–	(127,555)	–	(127,555)

Balance as of June 30, 2021	220,859,583	$220,859	$11,597	$(615)	$(242,017)	$–	$(10,176)

Foreign currency translation adjustment	–	–	–	(60)	–	–	(60)
Net income for the period	–	–	–	–	326	–	326

Balance as of September 30, 2021	220,859,583	$220,859	$11,597	$(675)	$(241,691)	$–	$(9,910)

Balance as of January 1, 2022	296,748,183	$296,748	2,288,255	(1,866)	(2,357,439)	(299,667)	(73,969)
			–
Amortization of deferred compensation	–	–	–	–	–	89,900	89,900
Foreign currency translation adjustment	–	–	–	27	–	–	27
Net loss for the period	–	–	–	–	(105,814)	–	(105,814)

Balance as of March 31, 2022	296,748,183	$296,748	$2,288,255	$(1,839)	$(2,463,253)	$(209,767)	$(89,856)

Amortization of deferred compensation	–	–	–	–	–	89,900	89,900
Foreign currency translation adjustment	–	–	–	(18)	–	–	(18)
Net loss for the period	–	–	–	–	(92,613)	–	(92,613)

Balance as of June 30, 2022	296,748,183	$296,748	$2,288,255	$(1,857)	$(2,555,866)	$(119,867)	$(92,587)

Stock-based compensation	170,073,600	170,074	4,076,143	–	–	(586,667)	3,659,550
Amortization of deferred compensation	–	–	–	–	–	89,900	89,900
Foreign currency translation adjustment	–	–	–	(54)	–	–	(54)
Net loss for the period	–	–	–	–	(3,732,576)	–	(3,732,576)

Balance as of September 30, 2022	466,821,783	$466,822	$6,364,398	$(1,911)	$(6,288,442)	$(616,634)	$(75,767)

See accompanying notes to condensed consolidated financial statements.

EVER HARVEST INTERNATIONAL GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

In the opinion of management, the consolidated balance sheet as of December 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Amended Annual Report on Form 10-K for the year ended December 31, 2021, as filed on May 20, 2022.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Ever Harvest International Group Inc. (the “Company”) was incorporated in the State of Nevada on September 6, 2002 under the name Chieflive, Inc. On July 26, 2007, the Company changed its name to Naturally Iowa, Inc. and on September 22, 2010, the Company changed its name to Totally Green, Inc. Further, on October 14, 2022, the Company changed its name to Ever Harvest International Group Inc.

Currently, the Company through its subsidiaries, principally provides and designs the education kids with Ai-technology aids.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Ever Harvest Capital Group Limited	British Virgin Islands	Investment holding	10,000 ordinary shares at par value of US$1	100%

K I.T. Network Limited	Hong Kong	Provision of information technology services for the education industry	101,364 ordinary shares for HK$2,100,000	100%

Ever Harvest Holdings Group Limited	Hong Kong	Dormant	100 ordinary shares for HK$1	100%

Baymate AI Limited	Hong Kong	Dormant	100 ordinary shares for HK$1	100%

Ever Harvest Holdings Group Limited and its’ subsidiary Baymate AI Limited was incorporated in Hong Kong on July 22, 2021 and July 27, 2021 respectively. All of the shares in Ever Harvest Holdings Group was transferred to Ever Harvest Capital Group Limited on June 9, 2022. The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

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

•	Revenue recognition

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

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2022 and 2021.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1284
Average HKD:US$ exchange rate	0.1277	0.1287

•	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the condensed consolidated financial statements. For the nine months ended September 30, 2022 and 2021, the Company operates in one reportable operating segment in Hong Kong.

•	Related parties

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

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－4	GOING CONCERN UNCERTAINTIES

The Company’s unaudited condensed consolidated financial statements as of September 30, 2022 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered from a working capital deficit of $75,767 as of September 30, 2022 and incurred a net loss of $3,931,003 for the nine months ended September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company had 0 and 0 share of Series C Preferred Stock issued and outstanding, respectively.

As of September 30, 2022 and December 31, 2021, the Company had 0 and 0 share of Series E Preferred Stock issued and outstanding, respectively.

As of September 30, 2022 and December 31, 2021, the Company had 0 and 0 share of Series F Preferred Stock issued and outstanding, respectively.

Common stock

The Company’s authorized shares were 740,000,000 shares of common stock, with a par value of $0.001.

In January 2022, the Company issued 75,888,600 shares of its common stock to certain officers and consultants to compensate their services rendered or to be rendered. In August 2022, the Company issued 170,073,600 shares of its common stock to certain officers and consultants to compensate their services rendered or to be rendered. For the nine months ended September 30, 2022, the Company recorded the stock-based compensation of $3,929,250 for the vested service. As of September 30, 2022, the deferred compensation totaled $616,634 and will be amortized as expense over the remaining service period.

As of September 30, 2022 and December 31, 2021, the Company had 466,821,783 and 296,748,183 shares of common stock issued and outstanding, respectively.

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

For the nine months ended September 30, 2022 and 2021, there were no operating incomes.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months ended September 30,
	2022	2021

Loss before income taxes	$(22,247)	$(121,598)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(3,671)	(20,064)
Net operating loss for valuation allowance	3,671	20,064
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
		(Audited)

Deferred tax assets:
Net operating loss carryforwards – US tax regime (overseas)	$1,261,288	$431,105
Net operating loss carryforwards – Hong Kong tax regime (overseas)	48,092	44,421
Less: valuation allowance	(1,309,380)	(475,526)
Deferred tax assets, net	$–	$–

NOTE－7	RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2022 and 2021, the Company earned revenues of $42,242 and $23,774 from a related company, which is controlled by a common director, who was the former director of the Company’s subsidiary.

During the nine months ended September 30, 2022 and 2021, the Company earned revenues of $124,155 and $84,907 from a related company, which is controlled by a common director, who was the former director of the Company’s subsidiary.

During the three months ended September 30, 2022 and 2021, the Company paid costs of $0 to a related company, which is controlled by the former director of the Company’s subsidiary.

During the nine months ended September 30, 2022 and 2021, the Company paid costs of $63,820 and $1,391 to a related company, which is controlled by the former director of the Company’s subsidiary.

During the three and nine months ended September 30, 2022 and 2021, the Company was provided with a free office premises for operating use, by the former director of the Company’s subsidiary.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－8	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2022, there was one customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $42,242 and $124,155 respectively .

For the three and nine months ended September 30, 2021, there was one customer (related party) exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $23,774 and $84,907 respectively.

All of the Company’s customers are located in Hong Kong.

(b)	Major vendor

For the three and nine months ended September 30, 2022, there was one vendor (related party) exceeding 10% of the Company’s cost of revenue. This customer accounted for 100% of the Company’s cost of revenue amounting to $5,200 and $89,242 respectively.

For the three and nine months ended September 30, 2021, there was one vendor (related party) exceeding 10% of the Company’s cost of revenue. This customer accounted for 100% of the Company’s cost of revenue amounting to $19,283 and $59,548 respectively.

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

As of September 30, 2022, the Company has no material commitments or contingencies.

NOTE－10	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

We reported a net loss of $3,931,003 and $121,598 for the nine months ended September 30, 2022 and 2021, respectively. We had current assets of $38,224 and current liabilities of $113,991 as of September 30, 2022. As of December 31, 2021, our current assets and current liabilities were $7,504 and $81,473, respectively.

We have prepared our condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021, assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts. We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

Results of Operations.

Comparison of the three months ended September 30, 2022, and September 30, 2021

The following table sets forth certain operational data for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months ended September 30,
	2022	2021

Revenue	$42,242	$23,774
Cost of revenue	(18,350)	(19,283)
Gross profit	23,892	4,491
General and administrative expenses	(8,038)	(4,160)
Stock-based consulting expenses	(3,749,450)	–
(Loss) income from operation	(3,733,596)	331
Other income (expense)	1,020	(5)
Income tax expense	–	–
NET (LOSS) INCOME	$(3,732,576)	$326

Revenue

During the three months ended September 30, 2022, and 2021, the following customers accounted for 10% or more of our total net revenues

	Three Months ended September 30, 2022		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$42,242	100%	$38,218

	Three Months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$23,774	100%	$–

All customers are located in Hong Kong.

Cost of Revenue.

Cost of Revenue for the three months ended September 30, 2022 and 2021 was $18,350 and $19,283, respectively. The increase in cost of revenue is primarily attributable to the increase in salaries.

Gross Profit.

We achieved a gross profit of $23,892 and $4,491 for the three months ended September 30, 2022 and 2021, respectively.

General and Administrative Expenses (“G&A”).

We incurred G&A expenses of $8,038 and $4,160 for the three months ended September 30, 2022 and 2021, respectively.

Income Tax Expense.

Our income tax expenses for the three months ended September 30, 2022 and 2021 were $0.

Net Loss.

As a result of the above factors, the Company incurred a net loss of $3,732,576 and net income of $326 for the three months ended September 30, 2022 and 2021, respectively.

Comparison of the nine months ended September 30, 2022, and September 30, 2021

The following table sets forth certain operational data for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months ended September 30,
	2022	2021

Revenue	$124,155	$84,907
Cost of revenue	(102,392)	(59,548)
Gross profit	21,763	25,359
Stock-based consulting expenses	(3,929,250)	-
Professional fee	(843)	(3,775)
General and administrative expenses	(24,096)	(144,131)
Loss from operation	(3,932,426)	(122,547)
Other income	1,423	949
Income tax expense	–	–
NET LOSS	$(3,931,003)	$(121,598)

Revenue

During the nine months ended September 30, 2022, and 2021, the following customers accounted for 10% or more of our total net revenues

	Nine Months ended September 30, 2022		September 30, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$124,155	100%	$38,218

	Nine Months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

IOT Solution Limited (related party)	$84,907	100%	$–

All customers are located in Hong Kong.

Cost of Revenue.

Cost of Revenue for the nine months ended September 30, 2022 and 2021 was $102,392 and $59,548, respectively. The increase in cost of revenue is primarily attributable to the increase in salaries.

Gross Profit.

We reported a gross profit of $21,763 and $25,359 for the nine months ended September 30, 2022 and 2021, respectively.

General and Administrative Expenses (“G&A”).

We incurred G&A expenses of $24,096 and $144,131 for the nine months ended September 30, 2022 and 2021, respectively.

Professional fee

We incurred professional fee of $843 and $3,775 for the nine months ended September 30, 2022 and 2021, respectively.

Income Tax Expense.

Our income tax expenses for the nine months ended September 30, 2022 and 2021 were $0.

Net Loss.

As a result of the above factors, the Company incurred a net loss of $3,931,003 and $121,598 for the nine months ended September 30, 2022 and 2021, respectively.

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

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(7,453)	$(133,343)
Net cash provided by investing activities	$–	$–
Net cash provided by financing activities	$–	$134,647

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2022, net cash used in operating activities was $7,453, which consisted primarily of a net loss of $3,931,003 and an increase of account receivables of $38,218, offset by share-based consulting expenses of $3,929,250 and an increase in accrued liabilities and other payables of $32,518.

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

Net Cash Provided By Investing Activities.

For the nine months ended September 30, 2022 and 2021, no net cash were provided by investing activities.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2022, no net cash provided by financing activities.

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

Contractual Obligations and Commercial Commitments

As of September 30, 2022, we did not have contractual obligations and commercial commitments.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be slightly higher than 2021. As of September 30, 2022, we had an accumulated deficit of $6,288,442. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12-18 months.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the months of March, July and August 2022, the Company issued an aggregate of 170,073,600 shares of its common stock to the following persons in consideration of services provided to the Company as set forth below:

Date of Agreement	Name	No. of Shares
March 7, 2022	Lee Wai Hong Alex	2,708,600
July 6, 2022	Au Hau Yin	8,712,000
July 4, 2022	Li Kwok Wai Jacqueline	8,653,000
August 1, 2022	Au Chi Tong	40,000,000
August 1, 2022	Yip Tak Yin Parkson	40,000,000
August 10, 2022	Au Chi Tong	20,000,000
August 10, 2022	Yip Tak Yin Parkson	52,000,000
TOTAL		170,073,600

Each of the service providers are parties to a Consulting Agreement or appointment agreements with the Company. The foregoing description of the Consulting Agreements and appointment agreements are qualified in their entirety by reference to a Consulting Agreements and appointment agreements which are filed as Exhibits 10.2 and Exhibit 10.8 to this Current Report and are incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation (1)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement, dated August 30, 2021, by and among Ever Harvest Capital Group Limited, Yang Huichun, Lee Wai Hong Alex and Ever Harvest International Group Inc. (1)
10.2	CEO Appointment Agreement, dated August 1, 2022, by and between Ever Harvest International Group Inc. and Au Chi Tong*
10.3	CEO Appointment Agreement, dated August 10, 2022, by and between Ever Harvest International Group Inc. and Au Chi Tong*
10.4	CFO Appointment Agreement, dated August 1, 2022, by and between Ever Harvest International Group Inc. and Yip Tak Yin Parkson*
10.5	CEO Appointment Agreement, dated August 10, 2022, by and between Ever Harvest International Group Inc. and Yip Tak Yin Parkson*
10.6	Consultancy Agreement, dated March 7, 2022, by and between Ever Harvest International Group Inc. and Lee Wai Hong Alex*
10.7	Consultancy Agreement, dated July 6, 2022, by and between Ever Harvest International Group Inc. and Au Hau Yin*
10.8	Consultancy Agreement, dated July 6, 2022, by and between Ever Harvest International Group Inc. and Li Kwok Wai Jacqueline*
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
99.1	Custodianship Records (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10-12G filed with the Securities and Exchange Commission on October 29, 2021.
(2)	Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 28, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVER HARVEST INTERNATIONAL GROUP INC.

November 18, 2022	By:	/s/ Chi Tong AU
Chi Tong AU
Chief Executive Officer

